Form 10-Q
period 1995-03-31
SCOPE INDUSTRIES
filed 1995-05-05
CIK 87864

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                            Commission File
    March 31, 1995                                Number 1-3552
    --------------                                -------------


                                SCOPE INDUSTRIES
             (Exact name of Registrant as specified in its charter)


           California                                       95-1240976
- - -------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


233 Wilshire Blvd., Ste.310, Santa Monica, CA                      90401
- - ---------------------------------------------                    ----------
(Address of principal executive office)                          (ZIP Code)


Registrant's telephone number, including area code             (310) 458-1574


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_No___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                          Outstanding at April 18, 1995
- - --------------------------                               -----------------------------
Common Stock, no par value                                         1,248,865

                       SCOPE INDUSTRIES AND SUBSIDIARIES

                                     INDEX


                                                                               PAGE
                                                                               ----
Part I.   Financial Information:

          Consolidated Balance Sheets -
            March 31, 1995 and June 30, 1994                                      3

          Consolidated Statements of Operations -
            Three Months Ended
            March 31, 1995 and 1994                                               4

          Consolidated Statements of Operations
            Nine Months Ended
            March 31, 1995 and 1994                                               5

          Consolidated Statements of Cash Flows -
            Nine Months Ended
            March 31, 1995 and 1994                                               6

          Notes to Consolidated Financial Statements                              7

          Management's Discussion and Anaylsis of
            Results of Operations and
            Financial Condition                                                   8



Part II.  Other Information:

          Item 2.  Increases and Decreases in
                   Outstanding Securities and
                   Indebtedness                                                   9

          Item 6.  Exhibits and Reports on Form 8-K                               9

          Signatures                                                              9

                         PART I.  FINANCIAL INFORMATION
                       SCOPE INDUSTRIES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31         JUNE 30
                                                                                   1995             1994
                                                                                ----------       ----------
                                                                               (UNAUDITED)       (AUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $   656,492      $    30,397
  Treasury bills (par value $1,200,000 at
    March 31, 1995 and $2,500,000 at
    June 30, 1994)                                                               1,178,770        2,481,535
  Accounts and notes receivable, less allowance
    for doubtful accounts of $356,142 at
    March 31, 1995 and $324,671 at June 30, 1994                                 1,698,601        4,586,228
  Inventories                                                                      413,218          411,975
  Prepaid expenses and other current assets                                      1,030,695          706,203
                                                                               -----------      -----------
    TOTAL CURRENT ASSETS                                                         4,977,776        8,216,338
                                                                               -----------      -----------
NOTES RECEIVABLE                                                                 3,478,971        1,093,006

PROPERTY AND EQUIPMENT, AT COST:
  Machinery and equipment                                                       20,803,126       22,362,097
  Land, buildings and improvements                                              10,344,098        9,818,056
                                                                               -----------      -----------
                                                                                31,147,224       32,180,153
  Less accumulated depreciation
    and amortization                                                            19,786,681       20,042,985
                                                                               -----------      -----------
                                                                                11,360,543       12,137,168
                                                                               -----------      -----------

OTHER ASSETS:
  Deferred charges and other assets                                                140,500          104,800
  Marketable securities                                                         20,052,466       12,667,008
  Other equity securities                                                          999,900                0
                                                                               -----------      -----------
                                                                                21,192,866       12,771,808
                                                                               -----------      -----------
                                                                               $41,010,156      $34,218,320
                                                                               ===========      ===========

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
  Bank overdraft                                                               $   225,285      $   427,197
  Accounts payable                                                                 816,408        1,034,695
  Other accrued liabilities                                                        936,030          885,194
  Accrued payroll and related
    employee benefits                                                              712,379          609,455
  Income taxes payable                                                             150,437           67,155
                                                                               -----------      -----------
    TOTAL CURRENT LIABILITIES                                                    2,840,539        3,023,696
                                                                               -----------      -----------

SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
    authorized; shares issued and outstanding
    March 31, 1995         1,252,865
    June 30, 1994          1,261,436                                             3,921,287        3,921,287
  Retained earnings                                                             27,449,151       27,273,337
  Net unrealized gain on investments                                             6,799,179                0
                                                                               -----------      -----------
                                                                                38,169,617       31,194,624
                                                                               -----------      -----------
                                                                               $41,010,156      $34,218,320
                                                                               ===========      ===========



        The accompanying notes are an integral part of these statements.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                    ----------------------------
                                                                       1995             1994
                                                                    -----------     ------------
REVENUES:
  Sales                                                             $ 4,525,933      $ 4,762,376
  Vocational school revenues                                          1,010,546          956,796
                                                                    -----------      -----------
                                                                      5,536,479        5,719,172
                                                                    -----------      -----------


OPERATING COSTS AND EXPENSES:
  Cost of sales                                                       3,229,555        3,059,853
  Vocational school expenses                                            853,975          940,914
  Depreciation and amortization                                         551,479          573,294
  General and administrative                                            875,755          992,815
                                                                    -----------      -----------
                                                                      5,510,764        5,566,876
                                                                    -----------      -----------
                                                                         25,715          152,296

OTHER INCOME:
  Investment and other income                                           289,106           81,652
                                                                    -----------      -----------
Income before taxes                                                     314,821          233,948
Provision for income taxes                                               30,000           25,000
                                                                    -----------      -----------
NET INCOME                                                          $   284,821      $   208,948
                                                                    ===========      ===========
INCOME PER SHARE                                                    $      0.23      $      0.17
                                                                    ===========      ===========
  Weighted average number of shares
    outstanding                                                       1,253,651        1,263,436



        The accompanying notes are an integral part of these statements.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             NINE MONTHS ENDED
                                                                  MARCH 31
                                                          ----------------------------
                                                             1995             1994
                                                          -----------     ------------
REVENUES:
  Sales                                                   $14,118,910       $14,011,966
  Vocational school revenues                                2,971,978         3,262,494
                                                          -----------       -----------
                                                           17,090,888        17,274,460
                                                          -----------       -----------


OPERATING COSTS AND EXPENSES:
  Cost of sales                                             9,531,722         9,524,547
  Vocational school expenses                                2,664,958         2,880,381
  Depreciation and amortization                             1,683,534         1,674,480
  General and administrative                                2,967,448         3,625,973
                                                          -----------       -----------
                                                           16,847,662        17,705,381
                                                          -----------       -----------
                                                              243,226          (430,921)

OTHER INCOME:
  Investment and other income                                 642,343         1,158,180
                                                          -----------       -----------
Income before taxes                                           885,569           727,259
Provision for income taxes                                     60,000            35,000
                                                          -----------       -----------
NET INCOME                                                $   825,569       $   692,259
                                                          ===========       ===========
INCOME PER SHARE                                          $      0.66       $      0.55
                                                          ===========       ===========

CASH DIVIDENDS DECLARED PER COMMON SHARE                  $      0.35       $         0
  Weighted average number of shares
    outstanding                                             1,257,372         1,267,106



        The accompanying notes are an integral part of these statements.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                     MARCH 31
                                                                             ----------------------------
                                                                                1995             1994
                                                                             -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $   825,569       $   692,259
Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                                              1,683,534         1,674,480
    (Gains) losses on marketable securities                                      (12,232)         (861,748)
    (Gains) losses on sale of equipment                                          (53,330)          (14,648)
    Provision for loss on note receivable                                              0           250,000
    Deferred income taxes                                                        (75,000)                0
    Other                                                                         14,035            11,348
Changes in operating assets and liabilities:
    Accounts and notes receivable                                                487,627          (148,533)
    Inventories                                                                   (1,243)           59,059
    Prepaid expenses and other current assets                                   (324,492)         (202,975)
    Accounts payable and accrued liabilities                                     (64,529)         (614,126)
    Income taxes payable                                                          83,282            76,052
                                                                             -----------       -----------
Net cash flows from operating activities                                       2,563,221           921,168
                                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of U.S. Treasury bills                                               (2,992,392)       (3,746,771)
Maturities or dispositions of U.S.
  Treasury bills                                                               4,295,159         4,250,000
Purchase of property and equipment                                            (1,781,742)       (2,075,201)
Disposition of property and equipment                                            967,464            32,875
Purchase of non-current securities                                            (2,639,729)       (1,057,175)
Disposition of non-current securities                                          1,065,782         2,323,283
                                                                             -----------       -----------
Net cash flows used in investing activities                                   (1,085,458)         (272,989)
                                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to shareowners                                                        (439,088)                0
Repurchase of common stock                                                      (210,668)         (298,475)
Reduction of bank overdraft                                                     (201,912)                0
                                                                             -----------       -----------
Net cash used in financing activities                                           (851,668)         (298,475)
                                                                             -----------       -----------
Net change in cash and cash equivalents                                          626,095           349,704
Cash and cash equivalents at beginning
  of period                                                                       30,397           501,168
                                                                             -----------       -----------
Cash and cash equivalents at end of period                                   $   656,492       $   850,872
                                                                             ===========       ===========



        The accompanying notes are an integral part of these statements.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1995


1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Scope Industries' financial position as of March 31, 1995 and June 30, 1994, and the results of its operations for the three and nine months ended March 31, 1995 and 1994. The accounting policies followed by the Registrant are set forth in Note 1 of its financial statements in the 1994 Scope Industries Annual Report which is incorporated by reference on Form 10-K.

2. Quarterly results of operations are not necessarily indicative of the results to be expected for the full year.

3.       Inventories consisted of the following:

                                                                                          March 31         June 30
                                                                                            1995             1994
                                                                                         ----------       ----------
         Finished products                                                               $  153,242       $  164,106
         Raw materials                                                                       91,521           89,479
         Operating supplies                                                                 168,455          158,390
                                                                                         ----------       ----------
                                                                                         $  413,218       $  411,975
                                                                                         ==========       ==========

4. The Registrant has adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting For Certain Investments in Debt and Equity Securities". SFAS 115 changes the accounting treatment afforded the Registrant's fixed maturity investments and equity investments that have readily determinable fair values. Accounting for fixed maturity securities to be held to maturity will be unchanged, and these securities will continue to be carried at cost. Accounting for securities that are held as available for sale or as trading securities will be valued at estimated fair value. Unrealized gains and losses on available for sale securities (net of applicable deferred taxes) are to be credited or charged to shareowners' equity. In accordance with SFAS 115, prior-period financial statements have not been restated to reflect the change in accounting principle.

         The cumulative effect as of July 1, 1994 of adopting SFAS 115 increased shareowners' equity by $5,730,365. In the nine month period ended March 31, 1995, those net unrealized holding gains increased by $1,068,814 and were $6,799,179 at March 31, 1995.

                                                                                      Amount At Which
                                                                                       Carried On The
                                                                                       Balance Sheet
                                                                                       March 31, 1995
                                                                                       --------------
         Held To Maturity Securities
           (Cost $948,425; Market $876,500)                                             $   948,425
         Available For Sale Securities
           (Cost $12,304,862 ; Market $19,104,041)                                       19,104,041
                                                                                        -----------
                                                                                        $20,052,466
                                                                                        ===========

5. The Registrant has a net operating loss carryforward for Federal taxes of $1,000,000 through June 30, 1994 which may be applied against current and future years' income taxes. There are substantial capital loss carryforwards available to offset future financial statement capital gains.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (UNAUDITED)


RESULTS OF OPERATIONS

For the quarter ended March 31, 1995, net income was $284,821 or $0.23 per share compared to net income of $208,948 or $0.17 per share for the same quarter last year. Total revenues for the quarter ended March 31, 1995 were approximately 3.2% lower than the revenues for the same quarter last year. Recycled bakery product sales decreased 1.7% from last year's comparable quarter. The tonnage of product shipped increased 16.1% over last year's comparable quarter but prices received were 15.3% below prices received this quarter last year. Vocational school revenues were 5.6% above the year ago quarter. Costs reductions achieved for the vocational school operations and for general and administrative expenses were partially offset by higher costs incurred in the recycled bakery products operation, due to handling increased tonnage volume. Overall, costs and expenses for the current quarter were 1.0% below those of the comparable quarter last year.

For the nine months ended March 31, 1995, net income was $825,569 or $0.66 per share. This compares to net income of $692,259 or $0.55 per share for the same nine months last year. Total revenues for the current nine month period were 1.1% below the prior year comparable period. Recycled bakery product revenues increased 1.6% while vocational school revenues decreased 8.9% for this year's nine month versus last year's. Costs and expenses for the current nine month period were 4.8% lower than they were for last year's comparable period.

During the first nine months of this fiscal year, the waste material recycling segment has operated profitably. During this same current period, the vocational school group operations have incurred losses. Over the past nine months, four schools have moved into new and refurbished quarters and two other locations were closed. Most students attending schools that closed transferred to one of the remaining 13 school locations. Positive financial results are already appearing from these strategic changes. Compared to the same period of the previous year, vocational school group revenues are higher and costs are lower for the current quarter.

FINANCIAL POSITION

Working capital was $2,137,237 at March 31, 1995. It was $5,192,642 at June 30, 1994. The working capital ratio at March 31, 1995 is 1.8 and at June 30, 1994 it was 2.7. The April 1995 maturity of the $2,500,000 note receivable from Opto Sensors, Inc. was extended by two years and is reclassified from working capital to a long-term receivable.

The provisions of Statement of Financial Accounting Standards No. 115 (SFAS
115) "Accounting For Certain Investments in Debt and Equity Securities", were adopted on July 1, 1994. Marketable securities at March 31, 1995 are accounted for under SFAS 115 and include $6,799,179 in unrealized gains based on fair valuations that exceed adjusted costs for certain securities. In accordance with SFAS 115, prior-period financial statements have not been restated to reflect this change in accounting principle. If SFAS 115 had been adopted as of June 30, 1994, the marketable securities at that date would have been increased by unrealized gains of $5,730,365.

TAXES

A net operating loss carryforward for Federal taxes of $1,000,000 is available to apply against current income taxes. Substantial capital loss carryforwards are available to offset future financial statement capital gains.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                           PART II.  OTHER INFORMATION

Item 2.  Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the nine months ending March 31, 1995, were as follows:

                                                                                      Common Stock
                                                                                      No Par Value
                                                                                      ------------
            Shares outstanding June 30, 1994                                           1,261,436
            Shares purchased and retired
              during the nine months                                                      (8,571)
                                                                                       ---------
            Shares outstanding March 31, 1995                                          1,252,865
                                                                                       =========

A corporate resolution requires the retirement of all reacquisitions of common stock. During the nine months ended March 31, 1995, the Registrant purchased and retired 8,571 shares of common stock at a cost of $210,668.


Item 6.  Exhibits and Reports on Form 8-K.

            (A)  Exhibits - None

            (B)  No Form 8-K was filed for the quarter ended
                 March 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and accepting responsibility as the signatory.

                                                 SCOPE INDUSTRIES

                                                     (Registrant)



DATE:      May 5, 1995                                 /s/ John J. Crowley
      ---------------------                      -------------------------------
                                                 John J. Crowley, Vice President
                                                 and Chief Financial Officer