Form 10-K405
period 1995-06-30
SCOPE INDUSTRIES
filed 1995-09-26
CIK 87864

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended                                                                            Commission File
    June 30, 1995                                                                                      Number 1-3552

                                                SCOPE INDUSTRIES
                                                ----------------
                             (Exact name of Registrant as specified in its charter)

           California                                                                                     95-1240976
- -------------------------------                                                                           ----------
(State or other jurisdiction of                                                                     (I.R.S. Employer
 incorporation or organization)                                                                  Identification No.)

233 Wilshire Blvd., Ste.310, Santa Monica, CA                                                                  90401
- ---------------------------------------------                                                                  -----
(Address of principal executive office)                                                                   (ZIP Code)

Registrant's telephone number, including area code                                                    (310) 458-1574
                                                                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                            Name of each exchange on
  Title of each class                                                                           which registered
- ------------------------                                                                    ------------------------
Common Stock, No Par Value                                                                   American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)
               ---
The aggregate market value of the voting stock of Registrant held by nonaffiliates of Registrant on August 31, 1995 computed by reference to the closing sales price of such shares on such date was $15,525,885.

At August 31, 1995, 1,244,565 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                Part of Form 10-K
                                                               into which document
                                                                  incorporated
                                                               -------------------
Document
- --------
Annual Report to Shareowners for the
  fiscal year ended June 30, 1995                              Parts I, II, and IV

Proxy Statement for the Annual Meeting of
  Shareholders to be held October 24, 1995                     Parts III and IV

                               TABLE OF CONTENTS
                            FORM 10-K ANNUAL REPORT
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                SCOPE INDUSTRIES


                                 PART I                            PAGE
Item 1.   Business                                                   3

Item 2.   Properties                                                 5

Item 3.   Legal Proceedings                                          5

Item 4.   Submission of Matters to a Vote of Security Holders        5


                                PART II

Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters                                      6

Item 6.   Selected Financial Data                                    6

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      6

Item 8.   Financial Statements and Supplementary Data                6

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures                     7


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant         7

Item 11.  Executive Compensation                                     7

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                           7

Item 13.  Certain Relationships and Related Transactions             7


                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                              8

          Signatures                                                10

                                     PART I


ITEM 1.  BUSINESS

General

The Registrant was organized in 1938 and incorporated in the State of California on February 8, 1938. The term "Registrant" for purposes of this
Item 1 includes the subsidiaries of the Registrant, unless the content discloses otherwise.

The Registrant and its subsidiaries operate principally in two business segments.


Waste Material Recycling Segment

In this business, the Registrant owns and operates plants under the name of Dext Company in Los Angeles and San Jose, California; Baltimore, Maryland; Chicago, Illinois; Dallas, Texas; and Denver, Colorado. It also operates depots in various states for the collection and transshipment of waste bakery materials to its processing plants. The Registrant's principal customers are dairies, feed lots, pet food manufacturers and poultry farms. The Registrant also owns and operates a plant in Vernon, California in which bakery waste material is processed and converted into edible bread crumbs. The principal customers are pre-packaged and restaurant supply food processors. This business depends upon the Registrant's ability to secure surplus and waste material, which it does under contract with bakeries and snack food manufacturers. The competition for securing the waste and surplus material is widespread and intensive.

This segment contributed between 81% and 77% of the sales and revenues of the Registrant for 1995, 1994 and 1993. The Waste Material Recycling segment operated profitably for fiscal 1995 and 1994. During 1993, the Waste Material Recycling segment operated at a loss.

Capital expenditures for the Waste Material Recycling segment were $1,541,817 for fiscal 1995. Capital spending for this segment represented 70% of the Registrant's total capital expenditures for 1995 and over 85% of the 1994 and 1993 capital expenditures. Capital expenditures for expansion and modernization of existing bakery waste material recycling operations are expected to continue. Cash flows from operations and liquid instrument holdings are expected to be adequate to meet fiscal 1996 capital expenditure needs.

The selling price of recycled bakery waste material is affected by fluctuating commodity prices, particularly corn. Feed commodity prices and the Registrant's average unit selling prices were lower in fiscal 1995 than they were in the prior year. Higher volumes and lower unit costs had an offsetting effect on the lower prices. As a result, profits were improved.

Vocational School Group Segment

Scope Beauty Enterprises, Inc., doing business as Marinello Schools of Beauty is comprised of 13 beauty schools in which cosmetology and manicuring are taught. The schools are located in southern California and Nevada. In its vocational beauty schools, the Registrant enrolls students who pay a tuition. Vocational programs and Federal grants and loan programs are also utilized for the students' tuition. In addition, members of the public patronize the schools for hair styling and other cosmetological services which are performed by students. There usually are competitive schools available to the public near each of the Registrant's schools.

This segment has contributed between 17% and 20% of the total revenues for the past three years. The segment incurred operating losses of $629,144, $604,407 and $105,839 for the fiscal years 1995, 1994 and 1993 respectively.


Other Business

The Registrant owns various oil and gas royalty and working interests. Oil and gas revenues represented 1.5%, 2.2% and 2.5% of total sales and revenues in 1995, 1994 and 1993, respectively.

The Registrant owns various real estate, including 207 acres of land in Somis, Ventura County, California purchased in 1979. Various options are being considered for the use or sale of the land. The Registrant also owns and manages various marketable securities, U.S. Treasury Bills and other short-term investments.

Investment income consists primarily of dividends, interest income and gains or losses on marketable securities. At June 30, 1995, the Registrant held $2,290,000 par value in U.S. Treasury Bills maturing in less than one year. In fiscal 1995, interest income from Treasury obligations amounted to $87,295.

Net gains from sale of securities of $132,698 and $1,619,311 were recognized in 1995 and 1994 respectively. A net loss of $9,828,379 was recognized in 1993. The gains and losses were from sales of marketable securities and from recognized losses on securities whose decline in value was deemed to be other than temporary of $160,000 and $10,143,784 in 1994 and 1993, respectively.


Impact of Environmental Protection Measures

Certain of the Registrant's activities are affected by federal, state and/or local air and water pollution control regulations. Compliance with these regulations has required the purchase and installation of pollution abatement equipment and adjustment of production procedures. The Registrant has followed a policy of regular expenditures to assure compliance with such regulations. Installation of air pollution control equipment at the Baltimore recycling facility will require an expenditure of $800,000 in fiscal 1996.

Employees

The Registrant (including its subsidiaries) employs approximately 198 persons.

ITEM 2.  PROPERTIES

Principal properties owned by the Registrant are listed below:

    Principal
    Operation           Location            Function
    ---------           --------            --------
Waste Material      Los Angeles, CA       Processing Plant
  Recycling         San Jose, CA          Processing Plant
                    Vernon, CA            Processing Plant
                    Lodi, CA              Collection Depot
                    Chicago, IL           Processing Plant
                    Denver, CO            Processing Plant
                    Baltimore, MD         Processing Plant
                    Secaucus, NJ          Collection Depot
                    Dallas, TX            Processing Plant

Unimproved Land     Somis, CA
                    Riverside, CA

Twelve beauty schools in southern California and one school in Nevada operate in leased properties. One collection depot for the Waste Material Recycling segment and the corporate administrative office operate in leased premises. No lease has a material effect on the Registrant's operations. For additional lease information, Note 4 to the Financial Statements in the 1995 Annual Report to Shareowners, Page 12, is hereby incorporated by reference.


ITEM 3.  LEGAL PROCEEDINGS

A former subsidiary of the Registrant has been designated as a potentially responsible party by the Environmental Protection Agency with respect to the cleanup of hazardous wastes at a site in southern California. During 1993, settlements, claim dismissals and settlement discussions on several claims, where charges had been made to earnings in prior years, indicated that a reduction of $1,100,000 in amounts previously provided was appropriate.

There are no other material pending legal proceedings against the Registrant, any of its subsidiaries or any of their property other than routine litigation incidental to the business, as noted in the 1995 Annual Report to Shareowners,
Note 5 on page 13 which is hereby incorporated by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended June 30, 1995, no matters were submitted to a vote of the Shareowners of the Registrant, either through the solicitation of proxies, or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

Reference is made to the information with respect to the principal market on which the Registrant's common stock is being traded, and the high and low sales prices for each quarterly period for the last two fiscal years set forth on Page 3 and inside back cover of the Registrant's 1995 Annual Report to Shareowners and, by reference, such information is incorporated herein.

The number of holders of record of the Registrant's common stock as of August 31, 1995, based on a listing of the Registrant's Transfer Agent, was 118.

Reference is made to the information regarding the frequency and amount of dividends declared during the past two years with respect to the Registrant's common stock set forth on Page 3 of the Registrant's 1995 Annual Report to Shareowners and, by reference, such information is incorporated herein.


ITEM 6.  SELECTED FINANCIAL DATA

Reference is made to the financial data with respect to the Registrant set forth on page 2 of the Registrant's 1995 Annual Report to shareowners and, by reference, such financial data is incorporated herein.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 4 and 5 of the Registrant's 1995 Annual Report to Shareowners and, by reference, such information is incorporated herein.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and its subsidiaries included in its Annual Report to Shareowners for the year ended June 30, 1995 are incorporated herein by reference:

Consolidated Balance Sheets - June 30, 1995 and 1994
Consolidated Statements of Operations - Years ended June 30, 1995, 1994 and
  1993
Consolidated Statements of Cash Flows - Years ended June 30, 1995, 1994 and
  1993
Consolidated Statements of Shareowners' Equity - Years ended June 30, 1995,
  1994 and 1993
Notes to Consolidated Financial Statements

Unaudited Quarterly Financial Data shown on Page 3 of the Registrant's 1995 Annual Report to Shareowners for the years ended June 30, 1995 and 1994 is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURES

The Registrant did not change accountants and there were no disagreements on any matters involving accounting principles or financial statement disclosures during the two-year period ended June 30, 1995.


                                    PART III

Reference is made to the definitive Proxy Statement pursuant to Regulation 14A, which involves the election of directors at the Annual Meeting of Shareowners to be held on October 24, 1995, which was filed with the Securities and Exchange Commission on September 8, 1995 and, by such reference, said Proxy Statement is incorporated herein in response to the information called for by
Part III (ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;  ITEM
11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

The following additional information is furnished in response to Item 10:

Executive Officers of the Registrant

The name, age, position and business experience of each of the executive officers of the Registrant as of June 30, 1995 are listed below:

                                     Business Experience
Name, Age and Position               During Past Five Years
- ----------------------               ----------------------
Meyer Luskin, 69                   Chairman, President and Chief
Chairman of the Board              Executive Officer since 1961;
President and Chief Executive      responsible primarily for the
Officer                            formation of overall corporate
                                   policy and operations of the main
                                   business segments.

F. Duane Turney, 48                Chief Operating Officer of Vocational
President of Subsidiary            School Group segment since July 1991;
(Scope Beauty Enterprises, Inc.)   responsible for operations of beauty
                                   schools. From October 1990 until
                                   June 1991, Mr. Turney was a consultant.
                                   From January 1986  through September 1990
                                   he was President and Chief Operating
                                   Officer of Two Bucks Trading Company, Inc.,
                                   a chain of retail specialty stores.

John J. Crowley, 62                Vice President-Finance and Chief
Vice President-Finance and         Financial Officer since 1987;
Chief Financial Officer            responsible primarily for the overall
                                   corporate accounting and financial
                                   policies and procedures and a variety
                                   of treasury functions. Mr. Crowley
                                   is a Certified Public Accountant.

Eleanor R. Smith, 63               Controller since 1974, Assistant
Secretary and Controller           Secretary, 1978-1986, Secretary
and Chief Accounting Officer       since 1986; responsible for financial
                                   reporting and record keeping,
                                   internal controls, systems and
                                   procedures, as well as corporate
                                   secretarial functions.

Officers are elected by the Board of Directors and serve for a one-year period and until their successors are elected. No officers have employment contracts with the Registrant. There are no family relationships among any of the Registrant's directors and officers.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) The following financial statements of the Registrant, together with the Independent Auditors' Report, included as part of the Registrant's 1995 Annual Report to Share-owners, on Pages 6 through 16 and the inside backcover thereof, are incorporated by reference and filed herewith as part of Item 8 of this report:

                Independent Auditors' Report
                Consolidated Balance Sheets at June 30, 1995 and 1994 Consolidated Statements of Operations for the years ended June 30, 1995, 1994 and 1993
                Consolidated Statements of Cash Flows for the years
                 ended June 30, 1995, 1994 and 1993
                Consolidated Statements of Shareowners' Equity for the
                  years ended June 30, 1995, 1994 and 1993
                Notes to Consolidated Financial Statements

     (2)  Indepedent Auditors' Report on Schedule

     (3)  Financial Statement Schedule

             Schedule II:  Valuation and Qualifying Accounts

          All other schedules have been omitted as they are not applicable, not material or the required information is given in the financial statements or notes thereto.

(b) No reports on Form 8-K were filed by the Registrant for the period covered by this report.

(c)  Exhibits:

         (3) The Bylaws of the Registrant, as amended; and the restated Articles of Incorporation of the Registrant filed as Exhibits (3.1) and (3.2) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 are incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K (CONTINUED)

         (10)    Material Contracts:

                 1992 Stock Option Plan, reference is made to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (File No. 33-47053), and by reference such information is incorporated herein.

         (13)    Annual Report to Shareowners

         (21)    Subsidiaries of Registrant

         (23) Proxy Statement for the Annual Meeting of Shareowners to be held on October 24, 1995 which was filed with the Securities and Exchange Commission on September 8, 1995 and by reference such information is incorporated herein.

         (24)    Independent Auditors' Consent

         (27)    Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SCOPE INDUSTRIES

                          BY  s/b John J. Crowley           09-25-95
                            --------------------------    ------------
                            John J. Crowley                   Date
                            Vice President-Finance and
                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                   Title                        Date
s/b Meyer Luskin               Chairman of the Board          09-25-95
- --------------------------   President, Chief Executive   ---------------
Meyer Luskin                    Officer and Director



s/b John J. Crowley           Vice President-Finance          09-25-95
- --------------------------   Chief Financial Officer      ---------------
John J. Crowley           (Principal Financial Officer)



s/b Eleanor R. Smith          Secretary and Controller        09-25-95
- -------------------------- (Principal Accounting Officer) --------------
Eleanor R. Smith



s/b Richard L. Fruin, Jr.           Director                  09-25-95
- --------------------------                                --------------
Richard L. Fruin, Jr.



s/b William H. Mannon               Director                  09-25-95
- --------------------------                                --------------
William H. Mannon



s/b Franklin Redlich                Director                  09-25-95
- ---------------------------                               --------------
Franklin Redlich



s/b Paul D. Saltman, Ph.D.          Director                  09-25-95
- ---------------------------                               ---------------
Paul D. Saltman, Ph.D.

                             DELOITTE & TOUCHE LLP
                              1000 WILSHIRE BLVD.
                                   12TH FLOOR
                             LOS ANGELES, CA  90017
                                 (213) 688-0800





INDEPENDENT AUDITORS' REPORT


Board of Directors and
  Shareowners
Scope Industries
Santa Monica, California


We have audited the consolidated financial statements of Scope Industries and subsidiaries as of June 30, 1995 and 1994, and for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated August 23, 1995, such financial statements and report are included in your 1995 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Scope Industries and subsidiaries, listed in Item 14(a)(3). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


s/b Deloitte & Touche LLP


Los Angeles, California
August 23, 1995

                      SCOPE INDUSTRIES AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                JUNE 30, 1995

                                                                   Additions
                                                Balance       Charged
                                                   at        (Credited)   Charged                   Balance
                                               Beginning      to Costs    to Other    Deductions     at End
           Description                         of Period      Expenses    Accounts       (a)       of Period
           -----------                         ---------      --------    --------    ----------   ---------
Year Ended June 30, 1995:

Allowance for doubtful accounts -
  accounts receivable                           $324,671      $118,459          $0     $144,296     $298,834

Valuation Allowances -
  notes receivable                              $700,000            $0          $0           $0     $700,000


Year Ended June 30, 1994:

Allowance for doubtful accounts -
  accounts receivable                           $235,296      $159,598          $0      $70,223     $324,671

Valuation allowances -
  notes receivable                              $450,000      $250,000          $0           $0     $700,000


Year Ended June 30, 1993:

Allowance for doubtful accounts -               $251,722       ($5,162)         $0      $11,264     $235,296
  accounts receivable

Valuation allowances -
  notes receivable                                    $0      $450,000          $0           $0     $450,000



(a) Uncollectible accounts charged against allowance, net of bad debt recoveries.