Form 10-Q
period 1995-09-30
SCOPE INDUSTRIES
filed 1995-11-09
CIK 87864

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                                                                Commission File
  September 30, 1995                                                                                   Number 1-3552



                                SCOPE INDUSTRIES
             (Exact name of Registrant as specified in its charter)


           California                                                                                 95-1240976
(State or other jurisdiction of                                                                    (I.R.S. Employer
 incorporation or organization)                                                                   Identification No.)


233 Wilshire Blvd., Ste.310, Santa Monica, CA                                                            90401
(Address of principal executive office)                                                                (ZIP Code)


Registrant's telephone number, including area code (310) 458-1574


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                     Outstanding at October 27, 1995
--------------------------                          -------------------------------
Common Stock, no par value                                     1,233,565

                       SCOPE INDUSTRIES AND SUBSIDIARIES

                                     INDEX


                                                                             PAGE
                                                                             ----


             Part I.   Financial Information:

                       Consolidated Balance Sheets -
                         September 30, 1995 and June 30, 1995                  3

                       Consolidated Statements of Income -
                         Three Months Ended
                         September 30, 1995 and 1994                           4

                       Consolidated Statements of Cash Flows -
                         Three Months Ended
                         September 30, 1995 and 1994                           5

                       Notes to Consolidated Financial Statements              6

                       Management's Discussion and Analysis of
                         Results of Operations and
                         Financial Condition                                   7



             Part II.  Other Information:

                       Item 2.  Increases and Decreases in
                                Outstanding Securities and
                                Indebtedness                                   8

                       Item 4.  Submission of Matters to a Vote of
                                Security Holders                               8

                       Item 5.  Other Information                              8

                       Item 6.  Exhibits and Reports on Form 8-K               8

                       Signatures                                              9

                         PART I.  FINANCIAL INFORMATION
                       SCOPE INDUSTRIES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30                JUNE 30
                                                                       1995                      1995
                                                                    -----------               -----------
                                                                    (UNAUDITED)                (AUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $   637,677               $   242,794
  Treasury bills (par value $4,790,000 at
    September 30, 1995 and $2,290,000 at
    June 30, 1995)                                                    4,712,445                 2,258,883
  Accounts and notes receivable, less allowance
    for doubtful accounts of $289,939 at
    September 30, 1995 and $298,834 at June 30, 1995                  2,140,747                 2,256,766
  Inventories                                                           534,185                   423,177
  Prepaid expenses and other current assets                             999,225                 1,109,106
                                                                    -----------               -----------
    TOTAL CURRENT ASSETS                                              9,024,279                 6,290,726
                                                                    -----------               -----------

NOTES RECEIVABLE                                                      3,616,153                 3,474,398
                                                                    -----------               -----------

PROPERTY AND EQUIPMENT, AT COST:
  Machinery and equipment                                            21,613,309                21,162,104
  Land, buildings and improvements                                    9,779,113                10,272,459
                                                                    -----------               -----------
                                                                     31,392,422                31,434,563
  Less accumulated depreciation
    and amortization                                                 20,402,428                20,210,689
                                                                    -----------               -----------
                                                                     10,989,994                11,223,874
                                                                    -----------               -----------

OTHER ASSETS:
  Deferred charges and other assets                                     136,771                   423,266
  Investments                                                        24,160,231                21,656,014
                                                                    -----------               -----------
                                                                     24,297,002                22,079,280
                                                                    -----------               -----------
                                                                    $47,927,428               $43,068,278
                                                                    ===========               ===========

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                                    $   232,630               $    61,746
  Accounts payable                                                      985,981                   899,372
  Other accrued liabilities                                           1,236,163                 1,196,004
  Accrued payroll and related
    employee benefits                                                   762,930                   414,707
  Income taxes payable                                                  607,186                   192,836
                                                                    -----------               -----------
    TOTAL CURRENT LIABILITIES                                         3,824,890                 2,764,665
                                                                    -----------               -----------

DEFERRED INCOME TAXES                                                 1,065,000
                                                                    -----------

SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
    authorized; shares issued and outstanding
    September 30, 1995     1,233,565
    June 30, 1995          1,244,865                                  3,921,287                 3,921,287
  Retained earnings                                                  28,644,419                27,874,671
  Net unrealized gain on investments                                 10,471,832                 8,507,655
                                                                    -----------               -----------
                                                                     43,037,538                40,303,613
                                                                    -----------               -----------
                                                                    $47,927,428               $43,068,278
                                                                    ===========               ===========



The accompanying notes are an integral part of these statements.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                             ------------------------------------
                                                                                 1995                    1994
                                                                             -----------              -----------
REVENUES:
  Sales                                                                      $ 5,684,076              $ 4,856,606
  Vocational school revenues                                                   1,186,105                  961,818
                                                                             -----------              -----------
                                                                               6,870,181                5,818,424
                                                                             -----------              -----------


OPERATING COSTS AND EXPENSES:
  Cost of sales                                                                3,438,161                3,110,962
  Vocational school expenses                                                     883,351                  921,675
  Depreciation and amortization                                                  525,106                  567,838
  General and administrative                                                   1,222,818                1,096,304
                                                                             -----------              -----------
                                                                               6,069,436                5,696,779
                                                                             -----------              -----------

                                                                                 800,745                  121,645

OTHER INCOME:
  Investment and other income                                                    735,628                  188,325
                                                                             -----------              -----------

Income before taxes                                                            1,536,373                  309,970
Provision for income taxes                                                       450,000                   10,600
                                                                             -----------              -----------

NET INCOME                                                                   $ 1,086,373              $   299,370
                                                                             ===========              ===========

INCOME PER SHARE                                                             $      0.87              $      0.24
                                                                             ===========              ===========


  Weighted average number of shares
    outstanding                                                                1,242,134                1,260,811



The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                             ------------------------------------
                                                                                 1995                    1994
                                                                             -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                   $ 1,086,373              $   299,370
 Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                                                525,106                  567,838
    (Gains) losses on investments                                               (482,347)                   3,774
    (Gains) losses on sale of equipment                                           (2,718)                 (31,113)
    Deferred income taxes                                                        (20,000)                   4,803
    Changes in operating assets and liabilities:
    Accounts and notes receivable                                                126,264                 (525,205)
    Inventories                                                                 (111,008)                 (54,304)
    Prepaid expenses and other current assets                                    109,881                   76,030
    Accounts payable and accrued liabilities                                     474,991                  (62,584)
    Income taxes payable                                                         414,350                    8,405
                                                                             -----------              -----------

Net cash flows from operating activities                                       2,120,892                  287,014
                                                                             -----------              -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of U.S. Treasury bills                                               (3,743,562)              (1,734,088)
Maturities or dispositions of U.S.
  Treasury bills                                                               1,290,000                1,750,000
Purchase of property and equipment                                              (562,386)                (320,964)
Disposition of property and equipment                                            285,178                  784,970
Purchase of non-current investments                                             (573,000)                (708,807)
Disposition of non-current investments                                         1,865,307                  387,226
Other assets                                                                    (141,805)
                                                                             -----------              -----------

Net cash flows from (used in) investing activities                            (1,580,268)                 158,337
                                                                             -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchase of common stock                                                      (316,625)                 (25,525)
Change in bank overdraft                                                         170,884                 (169,944)
                                                                             -----------              -----------

Net cash used in financing activities                                           (145,741)                (195,469)
                                                                             -----------              -----------

Net change in cash and cash equivalents                                          394,883                  249,882
Cash and cash equivalents at beginning
  of period                                                                      242,794                   30,397
                                                                             -----------              -----------

Cash and cash equivalents at end of period                                   $   637,677              $   280,279
                                                                             ===========              ===========



The accompanying notes are an integral part of these statements.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1995



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Scope Industries' financial position as of September 30, 1995 and June 30, 1995, and the results of its operations for the three months ended September 30, 1995 and 1994. The accounting policies followed by the Registrant are set forth in Note 1 of its financial statements in the 1995 Scope Industries Annual Report which is incorporated by reference on Form 10-K.

2. Quarterly results of operations are not necessarily indicative of the results to be expected for the full year.

3.       Inventories consisted of the following:

                                                                  September 30              June 30
                                                                      1995                   1995
                                                                  ------------             --------
           Finished products                                        $171,585                $116,711
           Raw materials                                             158,816                 125,642
           Operating supplies                                        203,784                 180,824
                                                                    --------                --------
                                                                    $534,185                $423,177
                                                                    ========                ========

4. In the three month period ended September 30, 1995, net unrealized holding gains on investments increased by $1,964,177 and were $10,471,832 (net of deferred income taxes of $1,350,000) at September 30, 1995.

                                                                                      Amount At Which
                                                                                       Carried On The
                                                                                       Balance Sheet
                                                                                    September 30, 1995
                                                                                    ------------------
           Held To Maturity Securities
               (Cost $828,425; Market $787,981)                                        $   828,425
           Available For Sale Securities
               (Cost $11,509,974 ; Market $23,331,806)                                  23,331,806
                                                                                       -----------
                                                                                       $24,160,231
                                                                                       ===========

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                     OF OPERATIONS AND FINANCIAL CONDITIONS
                                  (UNAUDITED)


RESULTS OF OPERATIONS

For the quarter ended September 30, 1995, net income was $1,086,373 or $0.87 per share compared to $299,370 or $0.24 per share for the same quarter last year.

Total revenue for the quarter ended September 30, 1995 was 18% greater than the revenue for the same quarter last year. Both the Waste Material Recycling segment and the Vocational School Group business experienced increased sales and revenues. Waste Material Recycling sales increased 18% from last year's comparable quarter due primarily to higher selling prices. Vocational School Group revenues were 23% above the year earlier quarter as a result of increased student enrollments. Operating costs for the Waste Material Recycling segment increased compared to the same quarter of last year but the increase was at a lesser rate than the revenue gain. Vocational School Group operating costs for the current quarter were lower than costs for the prior year's first quarter. General and Administrative expenses increased 12%. Legal expenses were higher in the current quarter than in the comparable quarter last year. During this year's first quarter, both business segments operated profitably. During the first quarter of last fiscal year, the Waste Material Recycling segment operated profitably and the Vocational School Group business operated at a loss.


FINANCIAL POSITION

Working Capital increased to $5,199,389 at September 30, 1995. It was $3,526,061 at June 30, 1995. The working capital ratio at September 30, 1995 is 2.4 and at June 30, 1995 was 2.3.

Investments are accounted for under Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting For Certain Investments in Debt and Equity Securities". At September 30, 1995, investments include $11,821,832 in unrealized gains based on fair values that exceed adjusted costs for certain securities. Shareowners' equity under the provisions of SFAS 115 reflects net unrealized gain on investments of $10,471,832 after a provision for deferred income taxes.


TAXES

The provision for income taxes for the quarter ended September 30, 1995 is $450,000 and represents an effective rate of 29.3% for federal and state income taxes. For the first quarter of the previous fiscal year, the income tax provision was $10,600 and the effective tax rate was 3.4%. Available tax loss carryforwards were more extensive for the first quarter of the prior fiscal year than are available currently.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION


Item 2.  Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the three months ending September 30, 1995, were as follows:

                                                                                     Common Stock
                                                                                     No Par Value
                                                                                     ------------
                          Shares outstanding June 30, 1995                            1,244,865

                          Shares purchased and retired
                            during the three months                                     (11,300)
                                                                                      ---------

                          Shares outstanding September 30, 1995                       1,233,565
                                                                                      =========

A corporate resolution requires the retirement of all reacquisitions of common stock. During the three months ended
September 30, 1995, the Registrant purchased and retired 11,300 shares of common stock at a cost of $316,625.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareowners held on October 24, 1995 with 1,244,565 shares entitled to vote, five directors were elected to serve for the ensuing year and until their successors have been elected and qualified.

                           VOTES         VOTES        VOTES
   DIRECTORS               FOR         AGAINST      WITHHELD     TOTAL
   ---------              -----        -------      --------     -----
Richard L. Fruin, Jr     1,144,114        -0-         4,791     1,148,905
Meyer Luskin             1,144,114        -0-         4,791     1,148,905
William H. Mannon        1,144,114        -0-         4,791     1,148,905
Franklin Redlich         1,144,114        -0-         4,791     1,148,905
Paul D. Saltman          1,143,864        -0-         5,041     1,148,905

Item 5.  Other Information.

On October 24, 1995 the Registrant's board of directors declared a dividend of $0.50 per share payable on January 8, 1996 to shareowners of record at December 1, 1995.

Item 6.  Exhibits and Reports on Form 8-K.

         (A)  Exhibits - None

         (B)  No Form 8-K was filed for the quarter ended
               September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and accepting responsibility as the signatory.

                                         SCOPE INDUSTRIES

                                         (Registrant)



  DATE: November 9, 1995                 /s/ John J. Crowley
        -----------------------          -----------------------------------
                                         John J. Crowley, Vice President
                                         and Chief Financial Officer