Form 10-Q
period 1995-12-31
SCOPE INDUSTRIES
filed 1996-02-09
CIK 87864

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                                         Commission File
 December 31, 1995                                              Number 1-3552
---------------------                                         ---------------



                                SCOPE INDUSTRIES
                                ----------------
             (Exact name of Registrant as specified in its charter)



               California                                        95-1240976
    --------------------------------------------------  -------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                     Identification No.)


    233 Wilshire Blvd., Ste.310, Santa Monica, CA                     90401
    --------------------------------------------------  -------------------
    (Address of principal executive office)                      (ZIP Code)


    Registrant's telephone number, including area code       (310) 458-1574
                                                        -------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                            Outstanding at January 25, 1996
  --------------------------                 -------------------------------
  Common Stock, no par value                             1,231,565

                       SCOPE INDUSTRIES AND SUBSIDIARIES

                                     INDEX


                                                                  Page
                                                                  ----
   Part I.   Financial Information:

             Consolidated Balance Sheets -
               December 31, 1995 and June 30, 1995                  3

             Consolidated Statements of Income -
               Three Months Ended
               December 31, 1995 and 1994                           4

             Consolidated Statements of Income -
               Six Months Ended
               December 31, 1995 and 1994                           5

             Consolidated Statements of Cash Flows -
               Six Months Ended
               December 31, 1995 and 1994                           6

             Notes to Consolidated Financial Statements             7

             Management's Discussion and Analysis of
               Results of Operations and
               Financial Condition                                  8



   Part II.  Other Information:

             Item 2.  Increases and Decreases in
                      Outstanding Securities and
                      Indebtedness                                  9

             Item 6.  Exhibits and Reports on Form 8-K              9

             Signatures                                             9

                         PART I.  FINANCIAL INFORMATION
                       SCOPE INDUSTRIES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                DECEMBER 31                    JUNE 30
                                                    1995                         1995
                                                -----------                    ---------
                                                (Unaudited)                    (Audited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                      $   824,805                    $   242,794
 Treasury bills (par value $4,790,000 at
   December 31, 1995 and $2,290,000 at
   June 30, 1995)                                 4,716,633                      2,258,883
 Accounts and notes receivable, less allowance
   for doubtful accounts of $132,800 at
   December 31, 1995 and $298,834
   at June 30, 1995                               2,461,670                      2,256,766
 Inventories                                        332,790                        423,177
 Prepaid expenses and other current assets          909,085                      1,109,106
                                                -----------                    -----------
   TOTAL CURRENT ASSETS                           9,244,983                      6,290,726
                                                -----------                    -----------

NOTES RECEIVABLE                                  3,670,720                      3,474,398
                                                -----------                    -----------

PROPERTY AND EQUIPMENT, AT COST:
 Machinery and equipment                         21,976,329                     21,162,104
 Land, buildings and improvements                 9,621,492                     10,272,459
                                                -----------                    -----------
                                                 31,597,821                     31,434,563
 Less accumulated depreciation
   and amortization                              20,653,987                     20,210,689
                                                -----------                    -----------
                                                 10,943,834                     11,223,874
                                                -----------                    -----------

OTHER ASSETS:
 Deferred charges and other assets                  152,855                        423,266
 Investments                                     25,169,850                     21,656,014
                                                -----------                    -----------
                                                 25,322,705                     22,079,280
                                                -----------                    -----------
                                                $49,182,242                    $43,068,278
                                                ===========                    ===========

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
 Bank overdraft                                 $   344,516                    $    61,746
 Accounts payable                                 1,009,292                        899,372
 Other accrued liabilities                        1,865,313                      1,196,004
 Accrued payroll and related
   employee benefits                                898,721                        414,707
 Income taxes payable                               459,236                        192,836
                                                -----------                    -----------
   TOTAL CURRENT LIABILITIES                      4,577,078                      2,764,665
                                                -----------                    -----------

DEFERRED INCOME TAXES                               990,000
                                                -----------

SHAREOWNERS' EQUITY:
 Common stock, no par value, 5,000,000 shares
   authorized; shares issued and outstanding
   December 31, 1995      1,232,565
   June 30, 1995          1,244,865               3,921,287                      3,921,287
 Retained earnings                               28,881,903                     27,874,671
 Net unrealized gain on investments              10,811,974                      8,507,655
                                                -----------                    -----------
                                                 43,615,164                     40,303,613
                                                -----------                    -----------
                                                $49,182,242                    $43,068,278
                                                ===========                    ===========


The accompanying notes are an integral part of these statements.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                   THREE MONTHS ENDED
                                                       DECEMBER 31
                                              ------------------------------
                                                   1995           1994
                                              --------------  --------------

    REVENUES:
      Sales                                      $6,327,743      $4,736,371
      Vocational school revenues                  1,199,997         999,614
                                                 ----------      ----------
                                                  7,527,740       5,735,985
                                                 ----------      ----------


    OPERATING COSTS AND EXPENSES:
      Cost of sales                               3,736,452       3,191,205
      Vocational school expenses                    848,017         889,308
      Depreciation and amortization                 535,719         564,217
      General and administrative                  1,160,740         995,389
                                                 ----------      ----------
                                                  6,280,928       5,640,119
                                                 ----------      ----------

                                                  1,246,812          95,866

    OTHER INCOME:
      Investment and other income                   169,205         164,912
                                                 ----------      ----------

    Income before taxes                           1,416,017         260,778
    Provision for income taxes                      530,000          19,400
                                                 ----------      ----------

    NET INCOME                                   $  886,017      $  241,378
                                                 ==========      ==========

    INCOME PER SHARE                             $     0.72      $     0.19
                                                 ==========      ==========

    CASH DIVIDENDS DECLARED PER COMMON SHARE     $     0.50      $     0.35

      Weighted average number of shares
        outstanding                               1,234,775       1,257,686



The accompanying notes are an integral part of these statements.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                     SIX MONTHS ENDED
                                                       DECEMBER 31
                                              ------------------------------
                                                    1995           1994
                                              --------------  --------------
    REVENUES:
      Sales                                     $12,011,819      $ 9,592,977
      Vocational school revenues                  2,386,102        1,961,432
                                                -----------      -----------
                                                 14,397,921       11,554,409
                                                -----------      -----------


    OPERATING COSTS AND EXPENSES:
      Cost of sales                               7,174,613        6,302,167
      Vocational school expenses                  1,731,368        1,810,983
      Depreciation and amortization               1,060,825        1,132,055
      General and administrative                  2,383,558        2,091,693
                                                -----------      -----------
                                                 12,350,364       11,336,898
                                                -----------      -----------

                                                  2,047,557          217,511

    OTHER INCOME:
      Investment and other income                   904,833          353,237
                                                -----------      -----------

    Income before taxes                           2,952,390          570,748
    Provision for income taxes                      980,000           30,000
                                                -----------      -----------

    NET INCOME                                  $ 1,972,390      $   540,748
                                                ===========      ===========

    INCOME PER SHARE                            $      1.59      $      0.43
                                                ===========      ===========

    CASH DIVIDENDS DECLARED PER COMMON SHARE    $      0.50      $      0.35

      Weighted average number of shares
        outstanding                               1,239,064        1,259,079







The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                          SIX MONTHS ENDED
                                                            DECEMBER 31
                                                   ----------------------------
                                                       1995            1994
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                         $ 1,972,390      $   540,748
 Adjustments to reconcile net income to net
   cash flows from operating activities:
   Depreciation and amortization                     1,060,825        1,132,055
   (Gains) losses on investments                       (73,984)         (19,910)
   (Gains) losses on sale of equipment                 (20,814)         (31,656)
   Deferred income taxes                              (210,000)
   Changes in operating assets and liabilities:
   Accounts and notes receivable                      (171,226)        (395,044)
   Inventories                                          90,387            8,003
   Prepaid expenses and other current assets           200,021           28,212
   Accounts payable and accrued liabilities          1,263,243          600,586
   Income taxes payable                                266,400           22,205
                                                   -----------      -----------

Net cash flows from operating activities             4,377,242        1,885,199
                                                   -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of U.S. Treasury bills                     (6,287,750)      (2,007,259)
Maturities or dispositions of U.S.
 Treasury bills                                      3,830,000        2,997,883
Purchase of property and equipment                  (1,123,612)      (1,077,134)
Disposition of property and equipment                  386,241          796,163
Purchase of long-term notes receivable                (230,000)
Purchase of non-current investments                 (1,742,044)      (2,277,955)
Disposition of non-current investments               2,071,511          410,910
Other                                                  (17,189)
                                                   -----------      -----------

Net cash flows used in investing activities         (3,112,843)      (1,157,392)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends to shareowners                              (616,783)        (439,123)
Repurchase of common stock                            (348,375)        (173,155)
Change in bank overdraft                               282,770         (112,994)
                                                   -----------      -----------

Net cash flows used in financing activities           (682,388)        (725,272)
                                                   -----------      -----------

Net change in cash and cash equivalents                582,011            2,535
Cash and cash equivalents at beginning
 of period                                             242,794           30,397
                                                   -----------      -----------

Cash and cash equivalents at end of period         $   824,805      $    32,932
                                                   ===========      ===========



The accompanying notes are an integral part of these statements.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 31, 1995



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Scope Industries' financial position as of December 31, 1995 and June 30, 1995, and the results of its operations for the three and six months ended December 31, 1995 and 1994. The accounting policies followed by the Registrant are set forth in Note 1 of its financial statements in the 1995 Scope Industries Annual Report which is incorporated by reference on Form 10-K.

2. Quarterly results of operations are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:


                                       December 31     June 30
                                          1995         1995
                                       -----------  ----------
   Finished products                    $ 83,358      $116,711
   Raw materials                          43,311       125,642
   Operating supplies                    206,121       180,824
                                        --------      --------
                                        $332,790      $423,177
                                        ========      ========


4. In the six month period ended December 31, 1995, net unrealized holding gains on investments increased by $2,304,319 and were $10,811,974 (net of deferred income taxes of $1,465,000) at December 31, 1995.


                                                               Amount At Which
                                                               Carried On The
                                                                Balance Sheet
                                                              December 31, 1995
                                                              -----------------
   Held To Maturity Securities
          (Cost $650,425; Market $641,969)                      $   650,425
   Available For Sale Securities
       (Cost $12,242,451; Market $24,519,425)                    24,519,425
                                                                -----------
                                                                $25,169,850
                                                                ===========

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

For the second quarter ended December 31, 1995, net income was $886,017 or $0.72 per share compared to $241,378 or $0.19 per share for the same quarter last year. Total revenues for the second quarter were 31% greater than the revenues for the same quarter last year. Both the Waste Material Recycling segment and the Vocational School Group business experienced increased sales and revenues. Waste Material Recycling sales increased 36% from last year's comparable quarter due primarily to higher selling prices for animal feed products. Vocational School Group revenues were 20% above the year earlier quarter as a result of increased student enrollments. Operating costs for the Waste Material Recycling segment increased compared to the same quarter of last year but the increase was at a lesser rate than the revenue gain. Vocational School Group operating costs were contained at a lower level than expenses for the prior year's comparable quarter. General and Administrative expenses increased 17%. Legal expenses were higher in the current quarter than in the comparable quarter last year. During this year's second quarter both business segments operated profitably. During the second quarter of last fiscal year, the Waste Material Recycling segment operated profitably and the Vocational School Group business operated at a loss.

For the six months ended December 31, 1995, net income was $1,972,390 or $1.59 per share. Last year net income was $540,748 or $0.43 per share for the comparable six months. Revenues for the six months ended December 31, 1995 were 25% greater than for the comparable six months last year. The Waste Material Recycling segment and the Vocational School Group both operated profitably for the current six month period. During the comparable six month period last year, the Waste Material Recycling segment operated profitably and the Vocational School Group business operated at a loss.

FINANCIAL POSITION

Working Capital was $4,677,905 at December 31, 1995. It was $3,526,061 at June 30, 1995. The working capital ratio at December 31, 1995 was 2.0 and at June 30, 1995 was 2.3.

Investments are accounted for under Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting For Certain Investments in Debt and Equity Securities". At December 31, 1995, investments include $12,276,974 unrealized gains based on fair values that exceed adjusted costs for certain securities. Shareowners' equity under the provisions SFAS 115 reflects $10,811,974 net unrealized gain on investments after a reduction for estimated income tax liability.


TAXES

The provision for income taxes for the quarter ended December 31, 1995 is $530,000 and represents an effective rate of 37.4% for federal and state income taxes. For the second quarter of last fiscal year, the income tax provision was $19,400 and the effective tax rate was 7.4%. For the six months ended December 31, 1995 and 1994, the effective income tax rates were 33.2% and 5.3% respectively. Most available tax loss carryforwards were utilized and exhausted in the prior fiscal year. The current fiscal year income, with minor exceptions, is subject to income taxes without adjustments for loss carryforwards.

                      SCOPE INDUSTRIES AND SUBSIDIARIES
                         PART II.  OTHER INFORMATION


Item 2.  Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the six months ending December 31, 1995, were as follows:



                                                      Common Stock
                                                      No Par Value
                                                      ------------

               Shares outstanding June 30, 1995        1,244,865

               Shares purchased and retired
                 during the six months                   (12,300)
                                                       ---------

               Shares outstanding December 31, 1995    1,232,565
                                                       =========


A corporate resolution requires the retirement of all reacquisitions of common stock. During the six months ended December 31, 1995, the Registrant purchased and retired 12,300 shares of common stock at a cost of $348,375.

Item 6.  Exhibits and Reports on Form 8-K.

         (A)  Exhibits - None

         (B)  No Form 8-K was filed for the quarter ended
              December 31, 1995.


                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and accepting responsibility as the signatory.

                                        SCOPE INDUSTRIES

                                          (Registrant)



DATE: February 9, 1996                  /s/  John J. Crowley
      ---------------------             -------------------------------
                                        John J. Crowley, Vice President
                                        and Chief Financial Officer