Form 10-Q
period 1996-03-31
SCOPE INDUSTRIES
filed 1996-05-08
CIK 87864

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                          Commission File
    March 31, 1996                                               Number 1-3552
    --------------                                               -------------


                                SCOPE INDUSTRIES
             (Exact name of Registrant as specified in its charter)


         California                                                 95-1240976
- -------------------------------                            -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


233 Wilshire Blvd., Ste.310, Santa Monica, CA                            90401
- ---------------------------------------------                       ----------
(Address of principal executive office)                             (ZIP Code)


Registrant's telephone number, including area code              (310) 458-1574


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_No___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                    Outstanding at April 18, 1996
- --------------------------                       -----------------------------
Common Stock, no par value                                    1,212,565

                       SCOPE INDUSTRIES AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE
Part I.   Financial Information:

          Consolidated Balance Sheets -
                 March 31, 1996 and June 30, 1995                      3

          Consolidated Statements of Income -
                 Three Months Ended
                 March 31, 1996 and 1995                               4

          Consolidated Statements of Income -
                 Nine Months Ended
                 March 31, 1996 and 1995                               5

          Consolidated Statements of Cash Flows -
                 Nine Months Ended
                 March 31, 1996 and 1995                               6

          Notes to Consolidated Financial Statements                   7

          Management's Discussion and Analysis of
                 Results of Operations and
                 Financial Condition                                   8



Part II.  Other Information:

          Item 2.  Increases and Decreases in
                   Outstanding Securities and
                   Indebtedness                                        9

          Item 6.  Exhibits and Reports on Form 8-K                    9

          Signatures                                                   9

                         PART I.  FINANCIAL INFORMATION
                       SCOPE INDUSTRIES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS





                                                                                 MARCH 31                 JUNE 30
                                                                                   1996                    1995
                                                                                -----------             ----------
                                                                                (UNAUDITED)              (AUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 2,044,126             $   242,794
  Treasury bills (par value $5,035,000 at
    March 31, 1996 and $2,290,000 at
    June 30, 1995)                                                                4,993,162               2,258,883
  Accounts and notes receivable, less allowance
    for doubtful accounts of $118,857 at
    March 31, 1996 and $298,834 at June 30, 1995                                  2,060,199               2,256,766
  Inventories                                                                       478,057                 423,177
  Prepaid expenses and other current assets                                         888,033               1,109,106
                                                                                -----------             -----------
    TOTAL CURRENT ASSETS                                                         10,463,577               6,290,726
                                                                                -----------             -----------
NOTES RECEIVABLE                                                                  3,662,258               3,474,398
                                                                                -----------             -----------
PROPERTY AND EQUIPMENT, AT COST:
  Machinery and equipment                                                        21,630,955              21,162,104
  Land, buildings and improvements                                                9,626,935              10,272,459
                                                                                -----------             -----------
                                                                                 31,257,890              31,434,563
  Less accumulated depreciation
     and amortization                                                            20,471,738              20,210,689
                                                                                -----------             -----------
                                                                                 10,786,152              11,223,874
                                                                                -----------             -----------
OTHER ASSETS:
  Deferred charges and other assets                                                 140,096                 423,266
  Investments                                                                    27,721,162              21,656,014
                                                                                -----------             -----------
                                                                                 27,861,258              22,079,280
                                                                                -----------             -----------
                                                                                $52,773,245             $43,068,278
                                                                                ===========             ===========

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                                                $    98,767             $    61,746
  Accounts payable                                                                1,184,100                 899,372
  Other accrued liabilities                                                       1,344,855               1,196,004
  Accrued payroll and related
    employee benefits                                                             1,013,554                 414,707
  Income taxes payable                                                              955,385                 192,836
                                                                                -----------             -----------
    TOTAL CURRENT LIABILITIES                                                     4,596,661               2,764,665
                                                                                -----------             -----------
DEFERRED INCOME TAXES                                                             1,940,000
                                                                                -----------

SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
    authorized; shares issued and outstanding
    March 31, 1996         1,231,365
    June 30, 1995          1,244,865                                              3,921,287               3,921,287
  Retained earnings                                                              29,786,001              27,874,671
  Net unrealized gain on investments                                             12,529,296               8,507,655
                                                                                -----------             -----------
                                                                                 46,236,584              40,303,613
                                                                                -----------             -----------
                                                                                $52,773,245             $43,068,278
                                                                                ===========             ===========


The accompanying notes are an integral part of these statements.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31
                                                                                       --------
                                                                            1996                 1995
                                                                        ------------         ------------
REVENUES:
  Sales                                                                  $ 5,913,408          $ 4,525,933
  Vocational school revenues                                               1,136,612            1,010,546
                                                                         -----------          -----------
                                                                           7,050,020            5,536,479
                                                                         -----------          -----------


OPERATING COSTS AND EXPENSES:
  Cost of sales                                                            3,383,687            3,229,555
  Vocational school expenses                                                 847,414              853,975
  Depreciation and amortization                                              544,520              551,479
  General and administrative                                               1,042,498              875,755
                                                                         -----------          -----------
                                                                           5,818,119            5,510,764
                                                                         -----------          -----------

                                                                           1,231,901               25,715


OTHER INCOME:
  Investment and other income                                                322,062              289,106
                                                                         -----------          -----------

Income before taxes                                                        1,553,963              314,821
Provision for income taxes                                                   610,000               30,000
                                                                         -----------          -----------

NET INCOME                                                               $   943,963          $   284,821
                                                                         ===========          ===========

NET INCOME PER SHARE                                                     $      0.76          $      0.23
                                                                         ===========          ===========


  Weighted average number of shares
    outstanding                                                            1,236,173            1,253,651



The accompanying notes are an integral part of these statements.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                                MARCH 31
                                                                                                --------
                                                                                         1996               1995
                                                                                     ------------       ------------
REVENUES:
  Sales                                                                               $17,925,227        $14,118,910
  Vocational school revenues                                                            3,522,714          2,971,978
                                                                                      -----------        -----------
                                                                                       21,447,941         17,090,888
                                                                                      -----------        -----------


OPERATING COSTS AND EXPENSES:
  Cost of sales                                                                        10,558,300          9,531,722
  Vocational school expenses                                                            2,578,782          2,664,958
  Depreciation and amortization                                                         1,605,345          1,683,534
  General and administrative                                                            3,426,056          2,967,448
                                                                                      -----------        -----------
                                                                                       18,168,483         16,847,662
                                                                                      -----------        -----------

                                                                                        3,279,458            243,226

OTHER INCOME:
  Investment and other income                                                           1,226,895            642,343
                                                                                      -----------        -----------

Income before taxes                                                                     4,506,353            885,569
Provision for income taxes                                                              1,590,000             60,000
                                                                                      -----------        -----------

NET INCOME                                                                            $ 2,916,353        $   825,569
                                                                                      ===========        ===========

NET INCOME PER SHARE                                                                  $      2.36        $      0.66
                                                                                      ===========        ===========

CASH DIVIDENDS PAID PER COMMON SHARE                                                  $      0.50        $      0.35

  Weighted average number of shares
    outstanding                                                                         1,237,805          1,257,372





The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                            NINE MONTHS ENDED
                                                                                MARCH 31
                                                                                --------
                                                                       1996                   1995
                                                                   -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $ 2,916,353            $   825,569
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                                    1,605,345              1,683,534
    (Gains) losses on investments                                      (89,052)               (12,232)
    (Gains) losses on sale of equipment                                (47,470)               (53,330)
    Deferred income taxes                                             (295,000)               (75,000)
    Changes in operating assets and liabilities:
    Accounts and notes receivable                                      238,707                501,662
    Inventories                                                        (54,880)                (1,243)
    Prepaid expenses and other current assets                          221,073               (324,492)
    Accounts payable and accrued liabilities                         1,032,426                (64,529)
    Income taxes payable                                               762,549                 83,282
                                                                   -----------            -----------

Net cash flows from operating activities                             6,290,051              2,563,221
                                                                   -----------            -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of U.S. Treasury bills                                     (8,104,279)            (2,992,392)
Maturities or dispositions of U.S.
  Treasury bills                                                     5,370,000              4,295,159
Purchase of property and equipment                                  (1,499,150)            (1,781,742)
Disposition of property and equipment                                  412,897                967,464
Purchase of long-term notes receivable                                (230,000)
Purchase of non-current investments                                 (1,805,371)            (2,639,729)
Disposition of non-current investments                               2,350,916              1,065,782
Other                                                                  (15,730)
                                                                   -----------            -----------

Net cash flows used in investing activities                         (3,520,717)            (1,085,458)
                                                                   -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends to shareowners                                              (616,783)              (439,088)
Repurchase of common stock                                            (388,240)              (210,668)
Change in bank overdraft                                                37,021               (201,912)
                                                                   -----------            -----------

Net cash used in financing activities                                 (968,002)              (851,668)
                                                                   -----------            -----------

Net change in cash and cash equivalents                              1,801,332                626,095
Cash and cash equivalents at beginning
  of period                                                            242,794                 30,397
                                                                  ------------           ------------

Cash and cash equivalents at end of period                         $ 2,044,126            $   656,492
                                                                  ============           ============


The accompanying notes are an integral part of these statements.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Scope Industries' financial position as of March 31, 1996 and June 30, 1995, and the results of its operations for the three and nine months ended March 31, 1996 and 1995. The accounting policies followed by the Registrant are set forth in Note 1 of its financial statements in the 1995 Scope Industries Annual Report which is incorporated by reference on Form 10-K.

2. Quarterly results of operations are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consisted of the following:

                                                                March 31               June 30
                                                                  1996                   1995
                                                                  ----                   ----
           Finished products                                   $  192,610            $  116,711
           Raw materials                                           85,286               125,642
           Operating supplies                                     200,161               180,824
                                                               ----------            ----------
                                                               $  478,057            $  423,177
                                                               ==========            ==========

4. In the nine month period ended March 31, 1996, net unrealized holding gains on investments increased by $4,021,641 and were $12,529,296 (net of deferred income taxes of $2,500,000) at March 31, 1996.

                                                                Amount At Which
                                                                Carried On The
                                                                Balance Sheet
                                                                March 31, 1996
                                                                --------------
      Held To Maturity Securities
           (Cost $650,425; Market $632,975)                      $   650,425
      Available For Sale Securities
           (Cost $12,041,441 ; Market $27,070,737)                27,070,737
                                                                 -----------
                                                                 $27,721,162
                                                                 ===========

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

For the third quarter ended March 31, 1996, net income was $943,963 or $0.76 per share compared to $284,821 or $0.23 per share for the same quarter last year. Total revenues for the third quarter were 27% greater than the revenues for the same quarter last year. Both the Waste Material Recycling segment and the Vocational School Group business experienced increased sales and revenues. Waste Material Recycling sales increased 32% from last year's comparable quarter. Higher selling prices for animal feed products are driving the revenue growth. Vocational School Group revenues were 12% above the year earlier quarter as a result of increased student enrollments. Operating costs for the Waste Material Recycling segment increased compared to the same quarter of last year but the increase was at a lesser rate than the revenue gain. Vocational School Group operating costs were contained at the same level as expenses for the prior year's comparable quarter. General and Administrative expenses increased 19%. Legal expenses and profit sharing provisions were higher in the current quarter than in the comparable quarter last year. During this year's third quarter, both business segments operated profitably. During the third quarter of last fiscal year, the Waste Material Recycling segment operated profitably and the Vocational School Group business operated at a loss.

For the nine months ended March 31, 1996, net income was $2,916,353 or $2.36 per share. Last year net income was $825,569 or $0.66 per share for the comparable nine months. Revenues for the nine months ended March 31, 1996 were 25% greater than for the comparable nine months last year. The Waste Material Recycling segment and the Vocational School Group both operated profitably for the current nine month period. During the comparable period last year, the Waste Material Recycling segment operated profitably and the Vocational School Group business operated at a loss.

FINANCIAL POSITION

Working Capital was $5,866,916 at March 31, 1996. It was $3,526,061 at June 30, 1995. The working capital ratio was 2.3 at March 31, 1996 and at June 30, 1995.

Investments are accounted for under Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting For Certain Investments in Debt and Equity Securities". At March 31, 1996, investments include $15,029,296 in unrealized gains based on fair values that exceed adjusted costs for certain securities. Shareowners' equity under the provisions of SFAS 115 reflects $12,529,296 net unrealized gain on investments after a provision for deferred income taxes.

TAXES

The provision for income taxes for the quarter ended March 31, 1996 is $610,000 and represents an effective rate of 39.3% for federal and state income taxes. For the third quarter of last fiscal year, the income tax provision was $30,000 and the effective tax rate was 9.5%. For the nine months ended March 31, 1996 and 1995, the effective income tax rates were 35.3% and 6.8% respectively.
Most available tax loss carryforwards were utilized and exhausted in the prior fiscal year. The current fiscal year income, with minor exceptions, is subject to income taxes without adjustments for loss carryforwards.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION


Item 2.  Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the nine months ending March 31, 1996 were as follows:

                                                                                      Common Stock
                                                                                      No Par Value
                                                                                      ------------
                  Shares outstanding June 30, 1995                                      1,244,865

                  Shares purchased and retired
                     during the nine months                                               (13,500)
                                                                                        ---------

                 Shares outstanding March 31, 1996                                      1,231,365
                                                                                        =========

A corporate resolution requires the retirement of all reacquisitions of common stock. During the nine months ended March 31, 1996, the Registrant purchased and retired 13,500 shares of common stock at a cost of $388,240.

Item 6.  Exhibits and Reports on Form 8-K.

           (A)  Exhibits - None

           (B)  No Form 8-K was filed for the quarter ended March 31, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and accepting responsibility as the signatory.


                                                SCOPE INDUSTRIES


                                                  (Registrant)



DATE: May 8, 1996                          /s/  John J. Crowley
                                        _______________________________________
                                                John J. Crowley, Vice President
                                                  and Chief Financial Officer