Form 10-K405
period 1996-06-30
SCOPE INDUSTRIES
filed 1996-09-25
CIK 87864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended                                  Commission File
    June 30, 1996                                           Number 1-3552

                                SCOPE INDUSTRIES
                                ----------------
             (Exact name of Registrant as specified in its charter)

           California                                                 95-1240976
- -------------------------------                                       ----------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

233 Wilshire Blvd., Ste.310, Santa Monica, CA                              90401
- ---------------------------------------------                              -----
(Address of principal executive office)                               (ZIP Code)

Registrant's telephone number, including area code                (310) 458-1574
                                                                  --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
    Title of each class                                     which registered
- --------------------------                               -----------------------
Common Stock, No Par Value                               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
           -----

The aggregate market value of the voting stock of Registrant held by nonaffiliates of Registrant on August 30, 1996 computed by reference to the closing sales price of such shares on such date was $16,411,941.

At August 30, 1996, 1,190,665 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                              Part of Form 10-K
                                                             into which document
                                                                 incorporated
                                                                 ------------
Document
- --------
Annual Report to Shareowners for the
  fiscal year ended June 30, 1996                            Parts I, II, and IV

Proxy Statement for the Annual Meeting of
  Shareholders to be held October 22, 1996                     Parts III and IV

                                TABLE OF CONTENTS
                             FORM 10-K ANNUAL REPORT
                     For the Fiscal Year Ended June 30, 1996

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


Waste Material Recycling Segment

In this business, the Registrant owns and operates plants under the name of Dext Company in Los Angeles and San Jose, California; Baltimore, Maryland; Chicago, Illinois; Dallas, Texas; and Denver, Colorado. It also operates depots in California and New Jersey for the collection and transshipment of waste bakery materials to its processing plants. The Registrant's principal customers are dairies, feed lots, pet food manufacturers and poultry farms. The Registrant also owns and operates a plant in Vernon, California in which bakery waste material is processed and converted into edible bread crumbs. The principal customers are pre-packaged and restaurant supply food processors. This business depends upon the Registrant's ability to secure surplus and waste material, which it does under contract with bakeries and snack food manufacturers. The competition for securing the waste and surplus material is widespread and intensive.

This segment contributed between 80% and 84% of the sales and revenues of the Registrant for 1996, 1995 and 1994. The Waste Material Recycling segment has operated profitably for the three most recent fiscal years.

Capital expenditures for the Waste Material Recycling segment were $1,776,232 for fiscal 1996. Capital spending for this segment represented 79% of the Registrant's total capital expenditures for 1996 In 1995 and 1994, capital expenditures for this segment were $1,541,817 and $2,305,760 respectively. Capital expenditures for expansion and modernization of existing bakery waste material recycling operations are expected to continue. Cash flows from operations and liquid instrument holdings are expected to be adequate to meet fiscal 1997 capital expenditure needs.

The selling price of recycled bakery waste material is affected by fluctuating commodity prices, particularly corn. Feed commodity prices and the Registrant's average unit selling prices were approximately 35% higher in fiscal 1996 than they were in the prior year. Tonnage volume for fiscal 1996 was constant with the prior year. The higher sales prices in 1996 contributed to the increased profits.

Vocational School Group Segment

Scope Beauty Enterprises, Inc., doing business as Marinello Schools of Beauty, is comprised of 13 beauty schools in which cosmetology and manicuring are taught. The schools are located in southern California and Nevada. In its vocational beauty schools, the Registrant enrolls students who pay a tuition. Vocational programs and Federal grants and loan programs are also utilized for the students' tuition. In addition, members of the public patronize the schools for hair styling and other cosmetological services which are performed by students. There usually are competitive schools available to the public near each of the Registrant's schools.

This segment has contributed between 15% and 17% of the Registrant's total revenues for the past three years. The segment earned $79,496 in operating income for the 1996 fiscal year. The segment incurred operating losses of $629,144 and $604,407 for the fiscal years 1995 and 1994 respectively.


Other Business

The Registrant owns various oil and gas royalty and working interests. Oil and gas revenues represented between 1% and 2% of total sales and revenues in 1996, 1995 and 1994.

The Registrant owns various real estate, including 207 acres of land in Somis, Ventura County, California purchased in 1979. Various options are being considered for the use or sale of the land. The Registrant also owns and manages various marketable securities, U.S. Treasury Bills and other short-term investments.

Investment income consists primarily of dividends, interest income and gains or losses on marketable securities. At June 30, 1996, the Registrant held $5,035,000 par value in U.S. Treasury Bills maturing in less than one year. In fiscal 1996, interest income from Treasury obligations amounted to $240,276.

Net gains from sale of securities of $132,698 and $1,619,311 were recognized in 1995 and 1994 respectively. A net loss of $87,802 was recognized in 1996. The gains and losses were from sales of marketable securities and from recognized losses on securities whose decline in value was deemed to be other than temporary of $749,900 and $160,000 in 1996 and 1994, respectively.


Impact of Environmental Protection Measures

Certain of the Registrant's activities are affected by federal, state and/or local air and water pollution control regulations. Compliance with these regulations has required the purchase and installation of pollution abatement equipment and adjustment of production procedures. The Registrant has followed a policy of regular expenditures to assure compliance with such regulations. Installation of air pollution control equipment at the Baltimore recycling facility costing approximately $400,000 was completed in fiscal 1996.

Employees

The Registrant (including its subsidiaries) employs approximately 190 persons.

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

Unimproved Land     Somis, CA
                    Riverside, CA

Twelve beauty schools in southern California and one school in Nevada operate in leased properties. One collection depot for the Waste Material Recycling segment and the corporate administrative office operate in leased premises. No lease has a material effect on the Registrant's operations. For additional lease information, Note 4 to the Financial Statements in the 1996 Annual Report to Shareowners, Page 13, is hereby incorporated by reference.


Item 3.  LEGAL PROCEEDINGS

A former subsidiary of the Registrant has been designated as a potentially responsible party by the Environmental Protection Agency with respect to the cleanup of hazardous wastes at a site in southern California. The Registrant and its counsel are currently unable to predict the outcome of this matter, but believe that its ultimate resolution will not have a materially adverse effect on its consolidated financial statements.

There are no other material pending legal proceedings against the Registrant, any of its subsidiaries or any of their property other than routine litigation incidental to the business, as noted in the 1996 Annual Report to Shareowners,
Note 5 on page 13 which is hereby incorporated by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended June 30, 1996, no matters were submitted to a vote of the Shareowners of the Registrant, either through the solicitation of proxies, or otherwise.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

Reference is made to the information with respect to the principal market on which the Registrant's common stock is being traded, and the high and low sales prices for each quarterly period for the last two fiscal years set forth on Page 3 and inside back cover of the Registrant's 1996 Annual Report to Shareowners and, by reference, such information is incorporated herein.

The number of holders of record of the Registrant's common stock as of August 2, 1996, based on a listing of the Registrant's Transfer Agent, was 109.

Reference is made to the information regarding the frequency and amount of dividends declared during the past two years with respect to the Registrant's common stock set forth on Page 3 of the Registrant's 1996 Annual Report to Shareowners and, by reference, such information is incorporated herein. On September 9, 1996 a special cash dividend of $0.25 per share was paid to shareowners.


Item 6.  SELECTED FINANCIAL DATA

Reference is made to the financial data with respect to the Registrant set forth on page 2 of the Registrant's 1996 Annual Report to Shareowners and, by reference, such financial data is incorporated herein.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 4 and 5 of the Registrant's 1996 Annual Report to Shareowners and, by reference, such information is incorporated herein.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and its subsidiaries included in its Annual Report to Shareowners for the year ended June 30, 1996 are incorporated herein by reference:

Consolidated Balance Sheets - June 30, 1996 and 1995
Consolidated Statements of Income - Years ended June 30, 1996, 1995 and 1994 Consolidated Statements of Cash Flows - Years ended June 30, 1996, 1995 and 1994 Consolidated Statements of Shareowners' Equity - Years ended June 30, 1996, 1995 and 1994
Notes to Consolidated Financial Statements

Unaudited Quarterly Financial Data shown on Page 3 of the Registrant's 1996 Annual Report to Shareowners for the years ended June 30, 1996 and 1995 is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURES

The Registrant did not change accountants and there were no disagreements on any matters involving accounting principles or financial statement disclosures during the two-year period ended June 30, 1996.


                                    PART III

Reference is made to the definitive Proxy Statement pursuant to Regulation 14A, which involves the election of directors at the Annual Meeting of Shareowners to be held on October 22, 1996, which was filed with the Securities and Exchange Commission on September 10, 1996 and, by such reference, said Proxy Statement is incorporated herein in response to the information called for by Part III (ITEM
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

The following additional information is furnished in response to Item 10:

Executive Officers of the Registrant

The name, age, position and business experience of each of the executive officers of the Registrant as of June 30, 1996 are listed below:

                                     Business Experience
Name, Age and Position               During Past Five Years
- ----------------------               ----------------------
Meyer Luskin, 70                   Chairman, President and Chief
Chairman of the Board              Executive Officer since 1961;
President and Chief Executive      responsible primarily for the
Officer                            formation of overall corporate
                                   policy and operations of the main
                                   business segments.


F. Duane Turney, 49                Chief Operating Officer of Vocational
President of Subsidiary            School Group segment since July 1991;
(Scope Beauty Enterprises, Inc.)   responsible for operations of beauty
                                   schools.

John J. Crowley, 63                Vice President-Finance and Chief
Vice President-Finance and         Financial Officer since 1987;
Chief Financial Officer            responsible primarily for the overall
                                   corporate accounting and financial
                                   policies and procedures and a variety
                                   of treasury functions.  Mr. Crowley
                                   is a Certified Public Accountant.

Eleanor R. Smith, 64               Controller since 1974, Assistant
Secretary and Controller           Secretary, 1978-1986, Secretary
and Chief Accounting Officer       since 1986; responsible for financial
                                   reporting and record keeping, internal
                                   controls, systems and procedures, as well as corporate secretarial functions.

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


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) The following financial statements of the Registrant, together with the Independent Auditors' Report, included as part of the Registrant's 1996 Annual Report to Shareowners, on Pages 6 through 16 and the inside backcover thereof, are incorporated by reference and filed herewith as part of Item 8 of this report:

                Independent Auditors' Report
                Consolidated Balance Sheets at June 30, 1996 and 1995 Consolidated Statements of Income for the years ended June 30, 1996, 1995 and 1994
                Consolidated Statements of Cash Flows for the years
                    ended June 30, 1996, 1995 and 1994
                Consolidated Statements of Shareowners' Equity for the
                    years ended June 30, 1996, 1995 and 1994
                Notes to Consolidated Financial Statements

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

         (13)     Annual Report to Shareowners

         (21)     Subsidiaries of Registrant

         (23) Proxy Statement for the Annual Meeting of Shareowners to be held on October 22, 1996 which was filed with the Securities and Exchange Commission on September 10, 1996 and by reference such information is incorporated herein.

         (24)     Independent Auditors' Consent

         (27)     Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SCOPE INDUSTRIES

                          BY    /s/ John J. Crowley        09-24-96
                            -----------------------       ----------
                            John J. Crowley                  Date
                            Vice President-Finance and
                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                   Title                       Date



/s/ Meyer Luskin               Chairman of the Board       09-24-96
- -------------------------    President, Chief Executive   ----------
Meyer Luskin                   Officer and Director



/s/ John J. Crowley           Vice President-Finance       09-24-96
- -------------------------    Chief Financial Officer      ----------
John J. Crowley           (Principal Financial Officer)



/s/ Eleanor R. Smith         Secretary and Controller      09-24-96
- ------------------------- (Principal Accounting Officer)  ----------
Eleanor R. Smith



/s/ Richard L. Fruin, Jr.           Director               09-24-96
- -------------------------                                 ----------
Richard L. Fruin, Jr.



/s/ William H. Mannon               Director               09-24-96
- -------------------------                                 ----------
William H. Mannon



/s/ Franklin Redlich                Director               09-24-96
- -------------------------                                 ----------
Franklin Redlich



/s/ Paul D. Saltman, Ph.D.          Director               09-24-96
- -------------------------                                 ----------
Paul D. Saltman, Ph.D.

INDEPENDENT AUDITORS' REPORT


Board of Directors and
  Shareowners
Scope Industries
Santa Monica, California


We have audited the consolidated financial statements of Scope Industries and subsidiaries as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 23, 1996; such financial statements and report are included in your 1996 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Scope Industries and subsidiaries, listed in Item 14(a)(3). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Los Angeles, California
August 23, 1996

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  JUNE 30, 1996

                                                                  Additions
                                             Balance         Charged
                                                at           to Costs       Charged                           Balance
                                            Beginning          and          to Other        Deductions        at End
            Description                     of Period        Expenses       Accounts           (a)           of Period
            -----------                     ---------        --------       --------           ---           ---------
YEAR ENDED JUNE 30, 1996:

Allowance for doubtful accounts -            $298,834         $16,908             $0         $166,562         $149,180
  accounts receivable

Valuation allowances -
  notes receivable                            700,000               0              0                0          700,000


YEAR ENDED JUNE 30, 1995:

Allowance for doubtful accounts -
  accounts receivable                         324,671         118,459              0          144,296          298,834

Valuation Allowances -
  notes receivable                            700,000               0              0                0          700,000


YEAR ENDED JUNE 30, 1994:

Allowance for doubtful accounts -
  accounts receivable                         235,296         159,598              0           70,223          324,671

Valuation allowances -
  notes receivable                            450,000         250,000              0                0          700,000

(a) Uncollectible accounts charged against allowance, net of bad debt recoveries.