Form 10-Q
period 1996-09-30
SCOPE INDUSTRIES
filed 1996-11-12
CIK 87864

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                                                                Commission File
  September 30, 1996                                                                                   Number 1-3552
  ------------------                                                                                   -------------


                                SCOPE INDUSTRIES
             (Exact name of Registrant as specified in its charter)


           California                                                                                      95-1240976
-------------------------------                                                                            ----------
(State or other jurisdiction of                                                                      (I.R.S. Employer
 incorporation or organization)                                                                   Identification No.)


233 Wilshire Blvd., Ste.310, Santa Monica, CA                                                                   90401
---------------------------------------------                                                                   -----
(Address of principal executive office)                                                                    (ZIP Code)


Registrant's telephone number, including area code                                                     (310) 458-1574
                                                                                                       --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                      Outstanding at October 25, 1996
--------------------------                          -------------------------------
Common Stock, no par value                                    1,189,465

                       SCOPE INDUSTRIES AND SUBSIDIARIES

                                     INDEX


                                                                            PAGE
                                                                            ----

             Part I.   Financial Information:

                       Consolidated Balance Sheets -
                         September 30, 1996 and June 30, 1996                 3

                       Consolidated Statements of Income -
                         Three Months Ended
                         September 30, 1996 and 1995                          4

                       Consolidated Statements of Cash Flows -
                         Three Months Ended
                         September 30, 1996 and 1995                          5

                       Notes to Consolidated Financial Statements             6

                       Management's Discussion and Analysis of
                         Results of Operations and
                         Financial Condition                                  7



             Part II.  Other Information:

                       Item 2.  Increases and Decreases in
                                Outstanding Securities and
                                Indebtedness                                  9

                       Item 4.  Submission of Matters to a Vote of
                                Security Holders                              9

                       Item 5.  Other Information                             9

                       Item 6.  Exhibits and Reports on Form 8-K              9

                       Signatures                                            10


                         PART I.  FINANCIAL INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 30         JUNE 30
                                                             1996                1996
                                                          ------------       ------------
                                                         (UNAUDITED)          (AUDITED)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $10,611,476       $ 1,721,939
  Treasury bills (par value $8,500,000 at
    September 30, 1996 and $5,035,000 at
    June 30, 1996)                                           8,345,674         4,973,377
  Accounts and notes receivable, less allowance
    for doubtful accounts of $149,196 at September
    30, 1996 and $149,180 at June 30, 1996                   5,444,953         5,173,445
  Inventories                                                  524,289           531,637
  Prepaid expenses and other current assets                    592,410           531,639
                                                           -----------       -----------
    TOTAL CURRENT ASSETS                                    25,518,802        12,932,037
                                                           -----------       -----------

NOTES RECEIVABLE                                             1,147,991         1,154,378
                                                           -----------       -----------

PROPERTY AND EQUIPMENT:
  Machinery and equipment                                   22,496,744        22,160,240
  Land, buildings and improvements                           9,687,448         9,743,940
                                                           -----------       -----------
                                                            32,184,192        31,904,180
  Less accumulated depreciation
    and amortization                                        21,168,346        20,867,899
                                                           -----------       -----------
                                                            11,015,846        11,036,281
                                                           -----------       -----------

OTHER ASSETS:
  Deferred charges and other assets                            117,310           130,930
  Investments available for sale-at fair value              21,177,858        29,647,443
  Investments held to maturity-at cost                         633,426           633,426
                                                           -----------       -----------
                                                            21,928,594        30,411,799
                                                           -----------       -----------
                                                           $59,611,233       $55,534,495
                                                           ===========       ===========

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                                             $   250,686
  Accounts payable                                         $   957,883         1,410,953
  Other accrued liabilities                                  1,266,757         1,447,406
  Accrued payroll and related
    employee benefits                                          975,447         1,069,429
  Income taxes payable                                       3,854,782           467,983
                                                           -----------       -----------
    TOTAL CURRENT LIABILITIES                                7,054,869         4,646,457
                                                           -----------       -----------

DEFERRED INCOME TAXES                                        1,400,000         2,750,000
                                                           -----------       -----------
                                                             8,454,869         7,396,457
                                                           -----------       -----------
SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
    authorized; shares issued and outstanding
    September 30, 1996     1,189,665
    June 30, 1996          1,202,565                         3,921,287         3,921,287
  Retained earnings                                         38,328,440        29,848,744
  Net unrealized gain on investments                         8,906,637        14,368,007
                                                           -----------       -----------
                                                            51,156,364        48,138,038
                                                           -----------       -----------
                                                           $59,611,233       $55,534,495
                                                           ===========       ===========

The accompanying notes are an integral part of these statements.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                             ------------
                                                                    1996                      1995
                                                                 ------------             -----------

REVENUES:
  Sales                                                          $ 8,692,500              $5,684,076
  Vocational school revenues                                       1,089,248               1,186,105
                                                                  ----------              ----------
                                                                   9,781,748               6,870,181
                                                                  ----------              ----------


OPERATING COSTS AND EXPENSES:
  Cost of sales                                                    4,411,164               3,438,161
  Vocational school operating expenses                               881,062                 883,351
  Depreciation and amortization                                      522,024                 525,106
  General and administrative                                       1,050,640               1,222,818
                                                                  ----------              ----------
                                                                   6,864,890               6,069,436
                                                                  ----------              ----------
                                                                   2,916,858                 800,745

Investment and other income                                        9,905,910                 735,628
                                                                  ----------              ----------

Income before income taxes                                        12,822,768               1,536,373
Provision for income taxes                                         3,565,000                 450,000
                                                                  ----------              ----------

NET INCOME                                                        $9,257,768              $1,086,373
                                                                  ==========              ==========

NET INCOME PER SHARE                                              $     7.72              $     0.87
                                                                  ==========              ==========


  Weighted average number of shares
    outstanding                                                    1,199,140               1,242,134



The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                            ------------
                                                                                 1996                        1995
                                                                              -----------                 -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                  $  9,257,768                  $ 1,086,373
Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                                                522,024                      525,106
    Gains on sales of investments                                             (9,435,635)                    (482,347)
    Gains on sales of equipment                                                   (1,309)                      (2,718)
    Deferred income taxes                                                       (170,000)                     (20,000)
Changes in operating assets and liabilities:
    Accounts and notes receivable                                               (265,121)                     126,264
    Inventories                                                                    7,348                     (111,008)
    Prepaid expenses and other current assets                                    (60,771)                     109,881
    Bank overdraft                                                              (250,686)                     170,884
    Accounts payable and accrued liabilities                                    (727,701)                     474,991
    Income taxes payable                                                       3,386,799                      414,350
    Other assets                                                                  13,620                       10,195
                                                                             -----------                  -----------


Net cash flows from operating activities                                       2,276,336                    2,301,971
                                                                             -----------                  -----------



CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of U.S. Treasury bills                                               (5,157,297)                  (3,743,562)
Maturities of U.S. Treasury bills                                              1,785,000                    1,290,000
Purchase of property and equipment                                              (513,780)                    (562,386)
Disposition of property and equipment                                             13,500                      285,178
Purchase of investments                                                       (2,900,536)                    (573,000)
Disposition of investments                                                    14,164,386                    1,865,307
Purchase of long-term note receivable                                                                        (152,000)
                                                                             -----------                  -----------


Net cash flows from (used in)investing activities                              7,391,273                   (1,590,463)
                                                                             -----------                  -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends to shareowners                                                        (297,667)
Repurchases of common stock                                                     (480,405)                    (316,625)
                                                                             -----------                  -----------


Net cash used in financing activities                                           (778,072)                    (316,625)
                                                                             -----------                  -----------


Net increase in cash and cash equivalents                                      8,889,537                      394,883
Cash and cash equivalents at beginning
  of period                                                                    1,721,939                      242,794
                                                                             -----------                  -----------

Cash and cash equivalents at end of period                                   $10,611,476                  $   637,677
                                                                             ===========                  ===========


The accompanying notes are an integral part of these statements.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1996



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Scope Industries' financial position as of September 30, 1996 and June 30, 1996, and the results of its operations for the three months ended September 30, 1996 and 1995. The accounting policies followed by the Registrant are set forth in Note 1 of its financial statements in the 1996 Scope Industries Annual Report which is incorporated by reference on Form 10-K.

2. Quarterly results of operations are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consisted of the following:

                                                            September 30               June 30
                                                                1996                    1996
                                                                ----                    ----
           Finished products                                  $184,529                 $184,520
           Raw materials                                       156,609                  144,853
           Operating supplies                                  183,151                  202,264
                                                              --------                 --------
                                                              $524,289                 $531,637
                                                              ========                 ========

4. During the three month period ended September 30, 1996, investment gains of $9,435,635 were recognized and included as income. Unrealized investment holding gains, (excluded from income but reported, net of income taxes, as a separate component of shareowners' equity) decreased by $5,461,370 to $8,906,637 at September 30, 1996 from $14,368,007 at
    June 30, 1996.

    During the three month period ended September 30, 1995, investment gains of $482,347 were recognized and included as income. Unrealized investment holding gains, (excluded from income but reported, net of income taxes as a separate component of shareowners' equity) were $10,471,832 at September 30, 1995.

                                                Net Unrealized
                                                Gains (Losses)
                                               Before Provision
                                      Cost     For Income Taxes     Fair Value
                                      ----     ----------------     ----------
     At September 30, 1996:
     ----------------------
       Investments held to
         maturity                $   633,426    $    (32,013)     $   601,413
       Investments available
         for sale                  9,921,221      11,256,637       21,177,858

     At June 30, 1996:
     -----------------
       Investments held to
         maturity                $   633,426    $    (29,826)     $   603,600
       Investments available
         for sale                 11,749,436      17,898,007       29,647,443



                       SCOPE INDUSTRIES AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

For the quarter ended September 30, 1996, net income was $9,257,768 or $7.72 per share compared to $1,086,373 or $0.87 per share for the same quarter last year. Total operating revenues for the quarter ended September 30, 1996 were 42% greater than the revenues for the same quarter last year. The Waste Material Recycling segment sales increased 53% and the Vocational School Group experienced an 8% decline in sales and revenues from last year's comparable quarter. Waste Material Recycling segment sales increased because of higher prices received for animal feed products during the current quarter.
Production volume for the current quarter was constant with the volume in last year's first quarter. Operating costs for the Waste Material Recycling segment increased compared to the same quarter of last year but the increase was at a lesser rate than the revenue gain. Vocational School group operating costs were at the same level as the costs for the prior year's comparable quarter. General and Administrative expenses declined 14% compared to the same quarter last year. Legal expenses were lower in the current quarter than they were in the first quarter last year. During this year's first quarter, the Waste Material Recycling segment operated profitably and the Vocational School Group business operated at a loss. Higher margins on animal feed product sales for the Waste Material Recycling segment were achieved primarily because sales prices were substantially higher than prices in the comparable quarter last year. Commodity prices for competing animal feed ingredients were dramatically higher during the current period which caused greater demand for the Company's available Dried Bakery Product. The Company's operating earnings increased 264% in the current quarter over the comparable prior year quarter.

Investment and other income for the three months ended September 30, 1996 was $9,905,910 compared to $735,628 for the same three months last year. This income included net gains from sales of investments of $9,435,635 in the current period and $482,347 in the year earlier period.


FINANCIAL POSITION

Working Capital was $18,463,933 at September 30, 1996. It was $8,285,580 at June 30, 1996. The working capital ratio at September 30, 1996 was 3.6 and at June 30, 1996 was 2.8.

During the first quarter ended September 30, 1996, the Company sold investment securities available for sale whose aggregate proceeds totaled $14,164,386. The securities disposed of had been held for periods ranging from one to fourteen years with a majority having been held over ten years. The sales of investments and the resulting gain recognition for the quarter ended September 30, 1996 were a major factor in the decrease in unrealized investment holding gains. Unrealized investment holding gains, net of income taxes were $8,906,637 at September 30, 1996 and were $14,368,007 at June 30, 1996.

                        SCOPE INDUSTRIES AND SUBSIDIARES
                MANAGEMENT'S DISCUSSION AND ANAYLSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



Investments are accounted for under Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities". At September 30, 1996, investments include $11,256,637 in unrealized gains based on fair values that exceed adjusted costs for certain securities. Shareowners' equity under the provisions of SFAS 115 reflects $8,906,637 net unrealized gain on investments after a provision for deferred income taxes. In accordance with SFAS 115, the unrealized holding gains are exclued from earnings.



TAXES

The provision for income taxes for the quarter ended September 30, 1996 is $3,565,000 and represents an effective rate of 27.8% for federal and state income taxes. Valuation allowances have been eliminated for those deferred tax assets that can be realized on certain investment gains being recognized during the quarter. Recognizing the deferred tax benefit during the quarter reduces the provision for income taxes to an effective tax rate that is lower than the statutory federal income tax rate. For the first quarter of prior fiscal year, the income tax provision was $450,000 and the effective tax rate was 29.3%.

                          PART II.  OTHER INFORMATION
                       SCOPE INDUSTRIES AND SUBSIDIARIES



Item 2.  Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the three months ending September 30, 1996, were as follows:

                                                      Common Stock
                                                      No Par Value
                                                      ------------

      Shares outstanding June 30, 1996                 1,202,565

      Shares purchased and retired
        during the three months                          (12,900)
                                                       ---------

      Shares outstanding September 30, 1996            1,189,665
                                                       ---------

A corporate resolution requires the retirement of all reacquisitions of common stock. During the three months ended September 30, 1996, the Registrant purchased and retired 12,900 shares of common stock at a cost of $480,405.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareowners held on October 22, 1996 with 1,190,665 shares entitled to vote, five directors were elected to serve for the ensuing year and until their successors have been elected and qualified.

                       VOTES        VOTES        ABSTAINED
     DIRECTORS          FOR       WITHHELD      FROM VOTING        TOTAL
     ---------         -----      --------      -----------        ------

Robert Henigson     1,092,730     13,000           300           1,106,030
Meyer Luskin        1,092,730     13,000           300           1,106,030
William H. Mannon   1,092,730     13,000           300           1,106,030
Franklin Redlich    1,092,730     13,000           300           1,106,030
Paul D. Saltman     1,092,730     13,000           300           1,106,030

Item 5.  Other Information.

On October 22, 1996 the Registrant's board of directors declared a regular dividend of $0.70 per share and an extra dividend of $0.30 per share payable on January 6, 1997 to shareowners of record at December 2, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

         (A)  Exhibits - None

         (B)  No Form 8-K was filed for the quarter ended
              September 30, 1996.

                          PART II.  OTHER INFORMATION
                 SCOPE INDUSTRIES AND SUBSIDIARIES (CONTINUED)




                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and accepting responsibility as the signatory.

                                      SCOPE INDUSTRIES

                                        (Registrant)



DATE:  November 8, 1996          /s/ John J. Crowley
     --------------------        -----------------------------------
                                     John J. Crowley, Vice President
                                       and Chief Financial Officer