Form 10-Q
period 1996-12-31
SCOPE INDUSTRIES
filed 1997-02-11
CIK 87864

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                           Commission File
  December 31, 1996                                               Number 1-3552
  -----------------                                               -------------


                                SCOPE INDUSTRIES
                                ----------------
             (Exact name of Registrant as specified in its charter)


           California                                                95-1240976
           ----------                                                ----------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                             Identification No.)


233 Wilshire Blvd., Ste.310, Santa Monica, CA                             90401
---------------------------------------------                             -----
(Address of principal executive office)                              (ZIP Code)


Registrant's telephone number, including area code               (310) 458-1574
                                                                 --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                Outstanding at January 27, 1997
--------------------------                     --------------------------------
Common Stock, no par value                                1,193,465

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                                      INDEX


                                                                          PAGE
                                                                          ----
           Part I.   Financial Information:

                     Consolidated Balance Sheets -
                       December 31, 1996 and June 30, 1996                 3

                     Consolidated Statements of Income -
                       Three Months Ended
                       December 31, 1996 and 1995                          4

                     Consolidated Statements of Income -
                       Six Months Ended
                       December 31, 1996 and 1995                          5

                     Consolidated Statements of Cash Flow -
                       Six Months Ended
                       December 31, 1996 and 1995                          6

                     Notes to Consolidated Financial Statements            7

                     Management's Discussion and Analysis of
                       Results of Operations and
                       Financial Condition                                 8



           Part II.  Other Information:

                     Item 2.  Increases and Decreases in
                              Outstanding Securities and
                              Indebtedness                                10

                     Item 5.  Other Information                           10

                     Item 6.  Exhibits and Reports on Form 8-K            10

                     Signatures                                           10

                          PART I. FINANCIAL INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31              JUNE 30
                                                                                       1996                    1996
                                                                                    -----------             -----------
                                                                                    (UNAUDITED)               (AUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $ 1,420,875             $ 1,721,939
  Treasury bills (par value $25,250,000 at
    December 31, 1996 and $5,035,000 at
    June 30, 1996)                                                                   24,393,441               4,973,377
  Accounts and notes receivable, less allowance
    for doubtful accounts of $149,196 at December
    31, 1996 and $149,180 at June 30, 1996                                            1,464,773               5,173,445
  Inventories                                                                           532,095                 531,637
  Prepaid expenses and other current assets                                             569,340                 531,639
                                                                                    -----------             -----------
    TOTAL CURRENT ASSETS                                                             28,380,524              12,932,037
                                                                                    -----------             -----------

NOTES RECEIVABLE                                                                      1,137,752               1,154,378
                                                                                    -----------             -----------

PROPERTY AND EQUIPMENT:
  Machinery and equipment                                                            22,650,586              22,160,240
  Land, buildings and improvements                                                    9,711,409               9,743,940
                                                                                    -----------             -----------
                                                                                     32,361,995              31,904,180
  Less accumulated depreciation
    and amortization                                                                 21,518,199              20,867,899
                                                                                    -----------             -----------
                                                                                     10,843,796              11,036,281
                                                                                    -----------             -----------

OTHER ASSETS:
  Deferred charges and other assets                                                     103,669                 130,930
  Investments available for sale-at fair value                                       19,104,595              29,647,443
  Investments held to maturity-at cost                                                  633,426                 633,426
                                                                                    -----------             -----------
                                                                                     19,841,690              30,411,799
                                                                                    -----------             -----------
                                                                                    $60,203,762             $55,534,495
                                                                                    ===========             ===========

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                                                    $                       $   250,686
  Accounts payable                                                                      824,757               1,410,953
  Other accrued liabilities                                                           2,464,999               1,447,406
  Accrued payroll and related
    employee benefits                                                                 1,063,632               1,069,429
  Income taxes payable                                                                2,836,229                 467,983
                                                                                    -----------             -----------
    TOTAL CURRENT LIABILITIES                                                         7,189,617               4,646,457
                                                                                    -----------             -----------

DEFERRED INCOME TAXES                                                                   460,000               2,750,000
                                                                                    -----------             -----------
                                                                                      7,649,617               7,396,457
                                                                                    -----------             -----------
SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
    authorized; shares issued and outstanding
    December 31, 1996      1,193,465
    June 30, 1996          1,202,565                                                  4,040,287               3,921,287
  Retained earnings                                                                  42,055,079              29,848,744
  Net unrealized gain on investments                                                  6,458,779              14,368,007
                                                                                    -----------             -----------
                                                                                     52,554,145              48,138,038
                                                                                    -----------             -----------
                                                                                    $60,203,762             $55,534,495
                                                                                    ===========             ===========

The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                       DECEMBER 31
                                                             -----------------------------------
                                                                1996                    1995
                                                             -----------             -----------
REVENUES:
  Sales                                                      $ 5,854,334             $ 6,327,743
  Vocational school revenues                                   1,192,327               1,199,997
                                                             -----------             -----------
                                                               7,046,661               7,527,740
                                                             -----------             -----------


OPERATING COSTS AND EXPENSES:
  Cost of sales                                                3,854,176               3,736,452
  Vocational school expenses                                     830,813                 848,017
  Depreciation and amortization                                  526,811                 535,719
  General and administrative                                     947,082               1,160,740
                                                             -----------             -----------
                                                               6,158,882               6,280,928
                                                             -----------             -----------
                                                                 887,779               1,246,812

Investment and other income                                    6,565,307                 169,205
                                                             -----------             -----------

Income before income taxes                                     7,453,086               1,416,017
Provision for income taxes                                     2,525,000                 530,000
                                                             -----------             -----------
NET INCOME                                                   $ 4,928,086             $   886,017
                                                             ===========             ===========
INCOME PER SHARE                                             $      4.11             $      0.72
                                                             ===========             ===========

  Weighted average number of shares
    outstanding                                                1,198,989               1,234,775


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                               DECEMBER 31
                                                                                    -----------------------------------
                                                                                       1996                     1995
                                                                                    -----------             -----------
REVENUES:
  Sales                                                                             $14,546,834             $12,011,819
  Vocational school revenues                                                          2,281,575               2,386,102
                                                                                    -----------             -----------
                                                                                     16,828,409              14,397,921
                                                                                    -----------             -----------


OPERATING COSTS AND EXPENSES:
  Cost of sales                                                                       8,265,340               7,174,613
  Vocational school expenses                                                          1,711,875               1,731,368
  Depreciation and amortization                                                       1,048,835               1,060,825
  General and administrative                                                          1,997,722               2,383,558
                                                                                    -----------             -----------
                                                                                     13,023,772              12,350,364
                                                                                    -----------             -----------
                                                                                      3,804,637               2,047,557

Investment and other income                                                          16,471,217                 904,833
                                                                                    -----------             -----------

Income before income taxes                                                           20,275,854               2,952,390
Provision for income taxes                                                            6,090,000                 980,000
                                                                                    -----------             -----------

NET INCOME                                                                          $14,185,854             $ 1,972,390
                                                                                    ===========             ===========

NET INCOME PER SHARE                                                                $     11.83             $      1.59
                                                                                    ===========             ===========

CASH DIVIDENDS DECLARED PER COMMON SHARE                                            $      1.25             $      0.50

  Weighted average number of shares
    outstanding                                                                       1,199,109               1,239,064


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  SIX MONTHS ENDED
                                                                                    DECEMBER 31
                                                                         -----------------------------------
                                                                             1996                   1995
                                                                         -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                               $14,185,854             $ 1,972,390
Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                                          1,048,835               1,060,825
    Gains on sales of investments                                        (15,418,655)                (73,984)
    Gains on sales of equipment                                              (10,655)                (20,814)
    Deferred income taxes                                                   (235,000)               (210,000)
Changes in operating assets and liabilities:
    Accounts and notes receivable                                          1,225,298                (171,226)
    Inventories                                                                 (458)                 90,387
    Bank overdraft                                                          (250,686)                282,770
    Prepaid expenses and other current assets                                (37,701)                200,021
    Accounts payable and accrued liabilities                                 425,600               1,263,243
    Income taxes payable                                                   2,368,246                 266,400
    Other assets                                                              27,261                 (17,189)
                                                                         -----------             -----------
Net cash flows from operating activities                                   3,327,939               4,642,823
                                                                         -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of U.S. Treasury bills                                          (24,955,064)             (6,287,750)
Maturities of U.S. Treasury bills                                          5,535,000               3,830,000
Purchase of property and equipment                                          (868,541)             (1,123,612)
Disposition of property and equipment                                         22,846                 386,241
Purchase of long-term notes receivable                                                              (230,000)
Purchase of investments available for sale                                (3,153,342)             (1,742,044)
Proceeds from sale of investments available for sale                      21,650,617               2,071,511
                                                                         -----------             -----------
Net cash flows used in investing activities                               (1,768,484)             (3,095,654)
                                                                         -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends to shareowners                                                  (1,491,132)               (616,783)
Repurchases of common stock                                                 (488,387)               (348,375)
Proceeds from stock options exercised                                        119,000
                                                                         -----------             -----------
Net cash flows used in financing activities                               (1,860,519)               (965,158)
                                                                         -----------             -----------
Net change in cash and cash equivalents                                     (301,064)                582,011
Cash and cash equivalents at beginning
  of period                                                                1,721,939                 242,794
                                                                         -----------             -----------
Cash and cash equivalents at end of period                               $ 1,420,875             $   824,805
                                                                         ===========             ===========


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1996


1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Scope Industries' financial position as of December 31, 1996 and June 30, 1996, and the results of its operations for the three and six months ended December 31, 1996 and 1995. The accounting policies followed by the Registrant are set forth in Note 1 of its financial statements in the 1996 Scope Industries Annual Report which is incorporated by reference on Form 10-K.

2. Quarterly results of operations are not necessarily indicative of the results to be expected for the full year.

3.    Inventories consisted of the following:

                                                          December 31   June 30
                                                             1996         1996
                                                           --------     --------

      Finished products                                    $185,423     $184,520
      Raw materials                                         120,894      144,853
      Operating supplies                                    225,778      202,264
                                                           --------     --------
                                                           $532,095     $531,637
                                                           ========     ========

4. During the six month period ended December 31, 1996, gains on sale of investments of $15,418,655 were recognized and included as income. Unrealized gains on investments available for sale, (excluded from income but reported, net of income taxes, as a separate component of shareowners' equity) decreased by $7,909,228 to $6,458,779 at December 31, 1996 from $14,368,007 at June 30, 1996.

      During the six month period ended December 31, 1995, gains on sale of investments of $342,652 were recognized and included as income. Unrealized gains on investments available for sale, (excluded from income but reported, net of income taxes as a separate component of shareowners' equity) were $10,811,974 at December 31, 1995.

                                               Net Unrealized
                                               Gains (Losses)
                                             Before Provision
                                    Cost     For Income Taxes     Fair Value
                                    ----     ----------------     ----------
     At December 31, 1996:
       Investments held to
         maturity                $   633,426    $    (19,338)     $   614,088
       Investments available
         for sale                 11,170,815       7,933,780       19,104,595

     At June 30, 1996:
       Investments held to
         maturity                $   633,426    $    (29,826)     $   603,600
       Investments available
         for sale                 11,749,436      17,898,007       29,647,443

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


Net income for the second quarter ended December 31, 1996 was $4,928,086 or $4.11 per share compared to $886,017 or $0.72 per share for the same quarter last year. Total operating revenues for the second quarter were 6.4% less than the revenues for the same quarter last year. Waste Material Recycling segment sales for the current quarter fell 8.6% from last year's second quarter revenues. Both unit selling prices and total tonnage were below those in last year's second quarter. Operating costs for the Waste Material Recycling segment increased 3.8% compared to the same quarter last year. The segment's lower sales revenues and higher costs caused current quarter margins to shrink compared to both the previous quarter and the comparable quarter last year. Operations for the quarter were profitable in the Waste Material Recycling segment and the Vocational School Group segment.

Investment and other income for the quarter ended December 31, 1996 was $6,565,307 compared to $169,205 for the same three months last year. The investment income included gains of $5,983,020 from sales of investments during the current period compared to losses of $139,695 from investment sales in the prior year's second quarter.

For the six months ended December 31, 1996, net income was $14,185,854 or $11.83 per share. Last year net income was $1,972,390 or $1.59 per share for the comparable six months. Revenues for the six months ended December 31, 1996 were 16.9% above revenues for the comparable six months last year. The increased revenue in the current six month period is a result of higher product prices in this year's first quarter. Corn prices were sharply higher during the first quarter of this year and the Company's Dried Bakery Product sold at higher prices as a direct result. Corn prices fell sharply in the second quarter. The Company's second quarter revenues reflected the corn price drop and were below last year as commented on in the opening paragraph of this discussion. The Waste Material Recycling segment and the Vocational School Group segment operated profitably during the current and the previous year's six months periods ending December 31.

Investment and other income for the six months ended December 31, 1996 was $16,471,217. It was $904,833 for the comparable six months last year. Gains on investments sold were $15,418,655 for the current six months and were $342,652 in the comparable period last year.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


FINANCIAL POSITION

Working Capital was $21,190,907 at December 31, 1996. It was $8,285,580 at June 30, 1996. The working capital ratio at December 31, 1996 was 3.9 and at June 30, 1996 was 2.8.

During the six months ended December 31, 1996, the Company sold investment securities whose aggregate proceeds totaled $21,650,617. The securities disposed of had been held for periods ranging from one to fourteen years with a majority having been held over ten years. The sales of investments and the resulting gain recognition for the six month period resulted in a decrease in the unrealized gain on investments available for sale. Unrealized investment gain on investments available for sale, net of deferred income taxes, was $6,458,779 at December 31, 1996 and was $14,368,007 at June 30, 1996.

Investments are accounted for under Statement of Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 1996, investments include $7,933,780 in unrealized gains based on fair values that exceed adjusted costs for investments available for sale. Shareowners' equity under the provisions of SFAS 115 reflects $6,458,779 net unrealized gain on investments after a provision for deferred taxes. In accordance with SFAS 115, the unrealized holding gains are excluded from earnings.


TAXES

The provision for income taxes for the six month period ended December 31, 1996 is $6,090,000 and represents an effective rate of 30.0% for federal and state income taxes. Valuation reserves have been eliminated for those deferred tax assets that can be realized on certain investment gains being recognized during the period. Recognizing the deferred tax benefit during the period reduces the provision for income taxes to an effective rate that is lower than the statuary federal income tax rate. For the first six months of the prior fiscal year, the income tax provision was $980,000 and the effective tax rate was 33.2%.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


Item 2. Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the six months ending December 31, 1996 were as follows:

                                                                Common Stock
                                                                No Par Value
                                                                ------------

                 Shares outstanding June 30, 1996                 1,202,565

                 Incentive stock options exercised                    4,000

                 Shares purchased and retired
                   during the six  months                           (13,100)
                                                                  ---------
                 Shares outstanding December 31, 1996             1,193,465
                                                                  =========

A corporate resolution requires the retirement of all reacquisitions of common stock. During the six months ended December 31, 1996, the Registrant purchased and retired 13,100 shares of common stock at a cost of $488,387.

Item 5. Other Information.

On October 22, 1996 the Registrant's board of directors declared a regular annual dividend of $0.70 per share and an extra dividend of $0.30 per share payable on January 6, 1997 to shareowners of record at December 2, 1996.

Item 6. Exhibits and Reports on Form 8-K.

        (A) Exhibits - None

        (B) No Form 8-K was filed for the quarter ended December 31, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and accepting responsibility as the signatory.

                                     SCOPE INDUSTRIES

                                     (Registrant)



DATE:  February 11, 1996             /s/ John J. Crowley
     ---------------------           ---------------------------------
                                     John J. Crowley, Vice President
                                       and Chief Financial Officer