Form 10-Q
period 1997-03-31
SCOPE INDUSTRIES
filed 1997-05-09
CIK 87864

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                            Commission File
    March 31, 1997                                                 Number 1-3552
    --------------                                                 -------------

                                SCOPE INDUSTRIES
                                ----------------
             (Exact name of Registrant as specified in its charter)


           California                                                 95-1240976
-------------------------------                                       ----------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)


233 Wilshire Blvd., Ste.310, Santa Monica, CA                              90401
---------------------------------------------                              -----
(Address of principal executive office)                               (ZIP Code)


Registrant's telephone number, including area code                (310) 458-1574
                                                                  --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                    Outstanding at April 21, 1997
--------------------------                         -----------------------------
Common Stock, no par value                                     1,166,865

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                                      INDEX

                                                                         PAGE
                                                                         ----
         Part I.   Financial Information:

                   Consolidated Balance Sheets -
                     March 31, 1997 and June 30, 1996                     3

                   Consolidated Statements of Income -
                     Three Months Ended
                     March 31, 1997 and 1996                              4

                   Consolidated Statements of Income -
                     Nine Months Ended
                     March 31, 1997 and 1996                              5

                   Consolidated Statements of Cash Flows -
                     Nine Months Ended
                     March 31, 1997 and 1996                              6

                   Notes to Consolidated Financial Statements             7

                   Management's Discussion and Analysis of
                     Results of Operations and
                     Financial Condition                                  9



         Part II.  Other Information:

                   Item 2.  Increases and Decreases in
                            Outstanding Securities and
                            Indebtedness                                 11

                   Item 6.  Exhibits and Reports on Form 8-K             11

                   Signatures                                            11

                          PART I. FINANCIAL INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31          JUNE 30
                                                          1997              1996
                                                      -----------       -----------
                                                      (UNAUDITED)         (AUDITED)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $ 2,077,906       $ 1,721,939
  Treasury bills (par value $27,000,000 at
    March 31, 1997 and $5,035,000 at
    June 30, 1996) held to maturity investments        26,262,276         4,973,377
  Accounts and notes receivable, less allowance
    for doubtful accounts of $149,196 at March
    31, 1997 and $149,180 at June 30, 1996              1,626,649         5,173,445
  Inventories                                             561,001           531,637
  Prepaid expenses and other current assets               421,078           531,639
                                                      -----------       -----------
    TOTAL CURRENT ASSETS                               30,948,910        12,932,037
                                                      -----------       -----------

NOTES RECEIVABLE                                        1,028,564         1,154,378
                                                      -----------       -----------

PROPERTY AND EQUIPMENT:
  Machinery and equipment                              22,714,852        22,160,240
  Land, buildings and improvements                      9,720,689         9,743,940
                                                      -----------       -----------
                                                       32,435,541        31,904,180
  Less accumulated depreciation
    and amortization                                   21,901,111        20,867,899
                                                      -----------       -----------
                                                       10,534,430        11,036,281
                                                      -----------       -----------
OTHER ASSETS:
  Deferred charges and other assets                        91,378           130,930
  Investments available for sale-at fair value         15,260,064        29,647,443
  Investments held to maturity-at cost                    633,426           633,426
                                                      -----------       -----------
                                                       15,984,868        30,411,799
                                                      -----------       -----------
                                                      $58,496,772       $55,534,495
                                                      ===========       ===========

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                      $    90,822       $   250,686
  Accounts payable                                        652,537         1,410,953
  Other accrued liabilities                             1,247,337         1,447,406
  Accrued payroll and related
    employee benefits                                   1,098,386         1,069,429
  Income taxes payable                                  1,711,572           467,983
                                                      -----------       -----------
    TOTAL CURRENT LIABILITIES                           4,800,654         4,646,457
                                                      -----------       -----------

DEFERRED INCOME TAXES                                      80,000         2,750,000
                                                      -----------       -----------
                                                        4,880,654         7,396,457
                                                      -----------       -----------
SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
    authorized; shares issued and outstanding
    March 31, 1997         1,166,865
    June 30, 1996          1,202,565                    4,040,287         3,921,287
  Retained earnings                                    44,534,018        29,848,744
  Net unrealized gain on investments                    5,041,813        14,368,007
                                                      -----------       -----------
                                                       53,616,118        48,138,038
                                                      -----------       -----------
                                                      $58,496,772       $55,534,495
                                                      ===========       ===========

The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                      -----------------------------
                                                          1997             1996
                                                      -----------       -----------

REVENUES:
  Sales                                               $ 5,473,282       $ 5,913,408
  Vocational school revenues                            1,129,391         1,136,612
                                                      -----------       -----------
                                                        6,602,673         7,050,020
                                                      -----------       -----------
OPERATING COSTS AND EXPENSES:
  Cost of sales                                         3,740,035         3,383,687
  Vocational school expenses                              882,964           847,414
  Depreciation and amortization                           533,618           544,520
  General and administrative                              879,965         1,042,498
                                                      -----------       -----------
                                                        6,036,582         5,818,119
                                                      -----------       -----------
                                                          566,091         1,231,901

Investment and other income                             2,562,004           322,062
                                                      -----------       -----------

Income before income taxes                              3,128,095         1,553,963
Provision (benefit) for income taxes                     (640,000)          610,000
                                                      -----------       -----------

NET INCOME                                            $ 3,768,095       $   943,963
                                                      ===========       ===========

NET INCOME PER SHARE                                  $      3.15       $      0.76
                                                      ===========       ===========


  Weighted average number of shares
    outstanding                                         1,194,653         1,236,173



The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             NINE MONTHS ENDED
                                                                 MARCH 31
                                                      -----------------------------
                                                          1997             1996
                                                      -----------       -----------
REVENUES:
  Sales                                               $20,020,116       $17,925,227
  Vocational school revenues                            3,410,966         3,522,714
                                                      -----------       -----------
                                                       23,431,082        21,447,941
                                                      -----------       -----------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                        12,005,375        10,558,300
  Vocational school expenses                            2,594,839         2,578,782
  Depreciation and amortization                         1,582,453         1,605,345
  General and administrative                            2,877,687         3,426,056
                                                      -----------       -----------
                                                       19,060,354        18,168,483
                                                      -----------       -----------
                                                        4,370,728         3,279,458

Investment and other income                            19,033,221         1,226,895
                                                      -----------       -----------

Income before income taxes                             23,403,949         4,506,353
Provision for income taxes                              5,450,000         1,590,000
                                                      -----------       -----------

NET INCOME                                            $17,953,949       $ 2,916,353
                                                      ===========       ===========

NET INCOME PER SHARE                                  $     15.00       $      2.36
                                                      ===========       ===========

CASH DIVIDENDS DECLARED PER COMMON SHARE              $      1.25       $      0.50

  Weighted average number of shares
    outstanding                                         1,197,199         1,237,805


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                 MARCH 31
                                                      -----------------------------
                                                          1997             1996
                                                      -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $17,953,949       $ 2,916,353
Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                       1,582,453         1,605,345
    Gains on investments available for sale           (17,309,726)          (89,052)
    Gains on sale of equipment                             (3,952)          (47,470)
    Deferred income taxes                              (2,115,000)         (295,000)
Changes in operating assets and liabilities:
    Accounts and notes receivable                       1,172,610           238,707
    Inventories                                           (29,364)          (54,880)
    Prepaid expenses and other current assets             110,561           221,073
    Accounts payable and accrued liabilities             (929,528)        1,032,426
    Income taxes payable                                1,243,589           762,549
    Other assets                                           39,552           (15,730)
                                                      -----------       -----------

Net cash flows from operating activities                1,715,144         6,274,321
                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of U.S. Treasury bills                       (29,323,899)       (8,104,279)
Maturities of U.S. Treasury bills                       8,035,000         5,370,000
Purchase of property and equipment                     (1,099,496)       (1,499,150)
Disposition of property and equipment                      22,846           412,897
Purchase of long-term notes receivable                                     (230,000)
Purchase of investments available for sale             (3,181,872)       (1,805,371)
Disposition of investments available for sale          27,497,783         2,350,916
                                                      -----------       -----------

Net cash flows from (used in) investing
 activities                                             1,950,362        (3,504,987)
                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends to shareowners                               (1,491,132)         (616,783)
Repurchases of common stock                            (1,777,543)         (388,240)
Proceeds from stock options exercised                     119,000
Change in bank overdraft                                 (159,864)           37,021
                                                      -----------       -----------

Net cash flows used in financing activities            (3,309,539)         (968,002)
                                                      -----------       -----------

Net change in cash and cash equivalents                   355,967         1,801,332
Cash and cash equivalents at beginning
  of period                                             1,721,939           242,794
                                                      -----------       -----------

Cash and cash equivalents at end of period            $ 2,077,906       $ 2,044,126
                                                      ===========       ===========

Noncash investing transaction:
  Purchased for investment the preferred stock of
  Opto Sensors, Inc. in exchange for cancellation
  of the loan to that company through exercise
  of warrants held as a condition of the loan         $ 2,500,000
                                                      ===========


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1997


1. The accompanying unaudited consolidated financial statements contain adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1997 and June 30, 1996, and the results of its operations for the three and nine months ended March 31, 1997 and 1996. The accounting policies followed by the Company are set forth in Note 1 of its financial statements in its 1996 Annual Report which is incorporated by reference on Form 10-K.

2. As of July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As provided for in the standard, the Company will not adopt the recognition provisions and will provide the pro forma net income earnings per share disclosures required by the standard in its 1997 annual financial statements.

3. Quarterly results of operations are not necessarily indicative of the results to be expected for the full year.

4.       Inventories consisted of the following:

                                                 March 31           June 30
                                                   1997               1996
                                                ----------        ----------
        Finished products                       $  242,925        $  184,520
        Raw materials                              114,522           144,853
        Operating supplies                         203,554           202,264
                                                ----------        ----------
                                                $  561,001        $  531,637
                                                ==========        ==========

5. During the nine month period ended March 31, 1997, gains on sale of investments of $17,309,726 were recognized and included as income. Unrealized gains on investments available for sale, (excluded from income but reported, net of income taxes, as a separate component of shareowners' equity) decreased by $9,326,194 to $5,041,813 at March 31, 1997 from $14,368,007 at June 30, 1996.

         During the nine month period ended March 31, 1996, gains on sale of investments of $357,718 were recognized and included as income. Unrealized gains on investments available for sale, (excluded from income but reported, net of income taxes as a separate component of shareowners' equity) were $12,529,296 at March 31, 1996.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                 MARCH 31, 1997



                                                Net Unrealized
                                                Gains (Losses)
                                               Before Provision
                                    Cost       For Income Taxes    Fair Value
                                 -----------   ----------------   -----------
     At March 31, 1997:
     ------------------
       Investments held to
         maturity                $   633,426    $    (31,370)     $   602,056
       Investments available
         for sale                  7,243,251       8,016,813       15,260,064

     At June 30, 1996:
     ----------------
       Investments held to
         maturity                $   633,426    $    (29,826)     $   603,600
       Investments available
         for sale                 11,749,436      17,898,007       29,647,443

6. The provision for income taxes for the nine months ended March 31, 1997 represents an effective rate of 23.3% for federal and state income taxes. Valuation reserves have been eliminated for those deferred tax assets that can be realized as a result of investment gains being recognized during the nine month period. Recognizing the deferred tax benefit during the period reduces the provision for income taxes to an effective rate that is lower than the statuary federal income tax rate. For the first nine months of the prior fiscal year, the income tax provision resulted in an effective rate of 35.3%.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


Net income for the third quarter ended March 31, 1997 increased 299% from the third quarter last year to $3,768,095 or $3.15 per share. Net income was $943,963 or $0.76 per share for the third quarter last year. Total operating revenues for the third quarter were 6.3% less than the revenues for the same quarter last year. Waste Material Recycling segment sales for the current quarter fell 9.3% from last year's third quarter revenues. Tonnage volume in this year's third quarter was 13.1% greater than tonnage for the same quarter last year. Unit selling prices were 20.5% below prices in last year's third quarter. Commodity prices for corn and other grains in the third quarter just ended were substantially below the prices that prevailed last year. Waste Material Recycling segment unit pricing closely follows these commodity prices. Vocational School Group revenues this quarter were about equal to the comparable quarter last year. Operating costs for the Waste Material Recycling segment increased 9.4% compared to the same quarter last year. The segment's lower sales revenues and higher costs caused current quarter margins to shrink compared to the comparable quarter last year. Operations for the quarter were profitable in the Waste Material Recycling segment and the Vocational School Group segment.

Investment and other income for the quarter ended March 31, 1997 was $2,562,004 compared to $322,062 for the same three months last year. The investment income included gains of $1,891,071 from sales of investments during the current period and $15,068 in gains from investment sales in the prior year's third quarter.

For the nine months ended March 31, 1997, net income was $17,953,949 or $15.00 per share. Last year net income was $2,916,353 or $2.36 per share for the comparable nine months. Revenues for the nine months ended March 31, 1997 were 9.2% above revenues for the comparable nine months last year. The increased revenue in the current nine month period is a result of higher product prices in this year's first quarter. Corn prices were sharply higher during the first quarter of this year and the Company's Dried Bakery Product sold at higher prices as a direct result. Corn prices fell dramatically in this year's second and third quarters. The Company's second and third quarter revenues reflect the corn price drop. The Waste Material Recycling segment and the Vocational School Group segment operated profitably during the current and the previous year's nine months periods ended March 31.

Investment and other income for the nine months ended March 31, 1997 was $19,033,221. This includes gains of $17,309,726 from sales of investments. Investment and other income was $1,226,895 including $357,718 of investment gains for the comparable nine months last year.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


FINANCIAL POSITION

Working Capital was $26,148,256 at March 31, 1997. It was $8,285,580 at June 30, 1996. The working capital ratio at March 31, 1997 was 6.4 and at June 30, 1996 was 2.8.

During the nine months ended March 31, 1997, the Company sold investment securities whose aggregate proceeds totaled $27,497,783. The long term investment positions in Imperial Bancorp and Mesa, Inc. have been liquidated. The sales of investments and the resulting gain recognition for the nine month period caused a decrease in the unrealized investment holding gains. At March 31, 1997, investments include $8,016,813 in unrealized gains based on fair values that exceed adjusted costs for investment securities. At June 30, 1996, the unrealized gains were $17,898,007. Shareowners' equity at March 31, 1997 reflects $5,041,813 for net unrealized gains on investments after a provision for deferred taxes. The unrealized holding gains are excluded from earnings.


TAXES

The provision for income taxes for the nine month period ended March 31, 1997 is $5,450,000 and represents an effective rate of 23.3% for federal and state income taxes. Valuation reserves have been eliminated for those deferred tax assets that can be realized as a result of investment gains being recognized during the nine month period. Recognizing the deferred tax benefit during the period reduces the provision for income taxes to an effective rate that is lower than the statuary federal income tax rate. For the first nine months of the prior fiscal year, the income tax provision was $1,590,000 and the effective tax rate was 35.3%.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


Item 2.      Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the nine months ending March 31, 1997 were as follows:

                                                            Common Stock
                                                            No Par Value
                                                            ------------
                  Shares outstanding June 30, 1996           1,202,565

                  Incentive stock options exercised              4,000

                  Shares purchased and retired
                    during the nine months                     (39,700)
                                                             ---------
                  Shares outstanding March 31, 1997          1,166,865
                                                             =========

A corporate resolution requires the retirement of all reacquisitions of common stock. During the nine months ended March 31, 1997, the Registrant purchased and retired 39,700 shares of common stock at a cost of $1,777,543.

Item 6.      Exhibits and Reports on Form 8-K.

             (A) Exhibits - None

             (B) No Form 8-K was filed for the quarter ended March 31, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and accepting responsibility as the signatory.

                                             SCOPE INDUSTRIES

                                               (Registrant)



         DATE:   May 9, 1997               /s/ John J. Crowley
               ----------------------      -------------------------------------
                                           John J. Crowley, Vice President
                                             and Chief Financial Officer