Form 10-K405
period 1997-06-30
SCOPE INDUSTRIES
filed 1997-09-23
CIK 87864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended                                       Commission File
    June 30, 1997                                                Number 1-3552

                                SCOPE INDUSTRIES
                                ----------------
             (Exact name of Registrant as specified in its charter)

        California                                           95-1240976
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

233 Wilshire Blvd., Ste.310, Santa Monica, CA                   90401
---------------------------------------                       ----------
(Address of principal executive office)                       (ZIP Code)

Registrant's telephone number, including area code         (310) 458-1574
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
   Title of each class                               which registered
--------------------------                       -----------------------
Common Stock, No Par Value                       American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ]No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of Registrant held by nonaffiliates of Registrant on September 5, 1997 computed by reference to the closing sales price of such shares on such date was $19,918,371.

At September 5, 1997, 1,136,352 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                             Part of Form 10-K
                                                            into which document
                                                               incorporated
                                                               ------------
Document
--------
Annual Report to Shareowners for the
  fiscal year ended June 30, 1997                           Parts I, II, and IV

Proxy Statement for the Annual Meeting of
  Shareholders to be held October 28, 1997                  Parts III and IV

                                TABLE OF CONTENTS
                             FORM 10-K ANNUAL REPORT
                     For the Fiscal Year Ended June 30, 1997

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


Waste Material Recycling Segment

In this business, the Registrant owns and operates plants under the name of Dext Company in Los Angeles and San Jose, California; Baltimore, Maryland; Chicago, Illinois; Dallas, Texas; and Denver, Colorado. It also operates depots in California and New Jersey for the collection and transshipment of waste bakery materials to its processing plants. The Registrant's principal customers are dairies, feed lots, pet food manufacturers and poultry farms. The Registrant also owns and operates a plant in Vernon, California, in which bakery waste material is processed and converted into edible bread crumbs. The principal customers are pre-packaged and restaurant supply food processors. This business depends upon the Registrant's ability to secure surplus and waste material, which it does under contract with bakeries and snack food manufacturers. The competition for securing the waste and surplus material is widespread and intensive.

This segment contributed between 81% and 84% of the sales and revenues of the Registrant for 1997, 1996 and 1995. The Waste Material Recycling segment has operated profitably for the three most recent fiscal years.

Capital expenditures for the Waste Material Recycling segment were $1,087,597 for fiscal 1997. Capital spending for this segment represented 84% of the Registrant's total capital expenditures for 1997. In 1996 and 1995, capital expenditures for this segment were $1,776,232 and $1,541,817, respectively. Capital expenditures for expansion and modernization of existing bakery waste material recycling operations are expected to continue. Cash flows from operations and liquid instrument holdings are expected to be adequate to meet fiscal 1998 capital expenditure needs.

The selling price of recycled bakery waste material is affected by fluctuating commodity prices, particularly corn. Feed commodity prices and the Registrant's average unit selling prices were approximately 3% lower in fiscal 1997 than they were in the prior fiscal year. Although average prices for the current year were nearly consistent with last year, the variation during this fiscal year was substantial. Prices for recycled bakery waste material at the end of the year were considerably lower than the price levels enjoyed during the fiscal year's first quarter. Tonnage volume for fiscal 1997 was about 2% above the prior year.

Vocational School Group Segment

Scope Beauty Enterprises, Inc., doing business as Marinello Schools of Beauty, is comprised of 13 beauty schools in which cosmetology and manicuring are taught. The schools are located in southern California and Nevada. In its vocational beauty schools, the Registrant enrolls students who pay a tuition. Vocational programs and Federal grants are also utilized for the students' tuition. In addition, members of the public patronize the schools for hair styling and other cosmetological services, which are performed by students. There usually are competitive schools available to the public near each of the Registrant's schools.

This segment has contributed between 15% and 17% of the Registrant's total revenues for the past three years. The segment earned $70,092 in operating income for the 1997 fiscal year and $79,496 in the year earlier. The segment incurred an operating loss of $629,144 for the fiscal year 1995.


Other Business

The Registrant owns various oil and gas royalty and working interests. Oil and gas revenues represented 2% or less of total sales and revenues in 1997, 1996 and 1995.

The Registrant owns various real estate, including 207 acres of land in Somis, Ventura County, California, purchased in 1979. Various options are being considered for the use or sale of the land. The Registrant also owns and manages various marketable securities, U.S. Treasury Bills and other short-term investments.

Investment income consists primarily of dividends, interest income and gains or losses on marketable securities. At June 30, 1997, the Registrant held $24,000,000 par value in U.S. Treasury Bills maturing in less than one year. In fiscal 1997, interest income from Treasury obligations amounted to $1,047,481.

Net gains from sale of securities of $17,313,454 and $132,698 were recognized in 1997 and 1995, respectively. A net loss of $87,802 was recognized in 1996. The gains and losses were from sales of marketable securities and from recognized losses on securities whose decline in value was deemed to be other than temporary of $245,000 and $749,900 in 1997 and 1996, respectively.


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

Employees

The Registrant (including its subsidiaries) employs approximately 200 persons.

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

Unimproved Land     Somis, CA
                    Riverside, CA


Twelve beauty schools in southern California and one school in Nevada operate in leased properties. One collection depot for the Waste Material Recycling segment and the corporate administrative office operate in leased premises. No lease has a material effect on the Registrant's operations. For additional lease information, Note 5 to the Financial Statements in the 1997 Annual Report to Shareowners, Page 12, is hereby incorporated by reference.


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

There are no other material pending legal proceedings against the Registrant, any of its subsidiaries or any of their property other than routine litigation incidental to the business, as noted in the 1997 Annual Report to Shareowners,
Note 6 on page 12 which is hereby incorporated by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended June 30, 1997, no matters were submitted to a vote of the Shareowners of the Registrant, either through the solicitation of proxies, or otherwise.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

Reference is made to the information with respect to the principal market on which the Registrant's common stock is being traded, and the high and low sales prices for each quarterly period for the last two fiscal years set forth on Page 2 and inside back cover of the Registrant's 1997 Annual Report to Shareowners and, by reference, such information is incorporated herein.

The number of holders of record of the Registrant's common stock as of August 7, 1997, based on a listing of the Registrant's Transfer Agent, was 99.

Reference is made to the information regarding the frequency and amount of dividends declared during the past two years with respect to the Registrant's common stock set forth on Page 2 of the Registrant's 1997 Annual Report to Shareowners and, by reference, such information is incorporated herein.

The Registrant announced to shareholders on July 14, 1997, its offer to repurchase up to 200,000 shares within a price range from $48 to $52 per share. At the expiration of the offer on August 31, 1997, the Registrant repurchased and retired 32,313 shares of its common stock at a cost of $52 or a total cost of $1,680,276.

Item 6.  SELECTED FINANCIAL DATA

Reference is made to the financial data with respect to the Registrant set forth on the inside front cover of the Registrant's 1997 Annual Report to Shareowners and, by reference, such financial data is incorporated herein.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 3 and 4 of the Registrant's 1997 Annual Report to Shareowners and, by reference, such information is incorporated herein.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and its subsidiaries included in its Annual Report to Shareowners for the year ended June 30, 1997 are incorporated herein by reference:

Consolidated Balance Sheets - June 30, 1997 and 1996
Consolidated Statements of Income - Years ended June 30, 1997, 1996 and 1995 Consolidated Statements of Cash Flows - Years ended June 30, 1997, 1996 and 1995 Consolidated Statements of Shareowners' Equity - Years ended June 30, 1997, 1996 and 1995
Notes to Consolidated Financial Statements

Unaudited Quarterly Financial Data shown on Page 2 of the Registrant's 1997 Annual Report to Shareowners for the years ended June 30, 1997 and 1996 is incorporated herein by reference.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURES

The Registrant did not change accountants and there were no disagreements on any matters involving accounting principles or financial statement disclosures during the two-year period ended June 30, 1997.


                                    PART III

Reference is made to the definitive Proxy Statement pursuant to Regulation 14A, which involves the election of directors at the Annual Meeting of Shareowners to be held on October 28, 1997, which was filed with the Securities and Exchange Commission on September 11, 1997 and, by such reference, said Proxy Statement is incorporated herein in response to the information called for by Part III (ITEM
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.) except that shareholdings shown for Robert Henigson, a director and beneficial owner of more than 5% of the Corporation's shares, should be 63,100 shares rather than 63,800 shares (5.4% of outstanding common stock rather than 5.5% of outstanding stock). Shareholdings for all directors and executive officers as a group should therefore be shown as 770,796 shares rather than 771,496 shares. Footnote (4) to the tables on pages 2 and 3 of the Proxy Statement, which list the shareholdings of beneficial owners of more than 5% of the Corporation's shares and the shareholdings of directors and executive officers of the Corporation, is not correct and should be disregarded.

The following additional information is furnished in response to Item 10:

Executive Officers of the Registrant

The name, age, position and business experience of each of the executive officers of the Registrant as of June 30, 1997 are listed below:


                                      Business Experience
Name, Age and Position               During Past Five Years
----------------------               ----------------------
Meyer Luskin, 71                   Chairman, President and Chief
Chairman of the Board              Executive Officer since 1961;
President and Chief Executive      responsible primarily for the
Officer                            formation of overall corporate
                                   policy and operations of the main
                                   business segments.


F. Duane Turney, 50                Chief Operating Officer of Vocational
President of Subsidiary            School Group segment since July 1991;
(Scope Beauty Enterprises, Inc.)   responsible for operations of beauty
                                   schools.

John J. Crowley, 64                Vice President-Finance and Chief
Vice President-Finance and         Financial Officer since 1987;
Chief Financial Officer            responsible primarily for the overall
                                   corporate  accounting  and financial
                                   policies and procedures and a variety
                                   of  treasury  functions.  Mr. Crowley
                                   is a Certified Public Accountant.

Eleanor R. Smith, 65               Controller since 1974, Assistant
Secretary and Controller           Secretary, 1978-1986, Secretary
and Chief Accounting Officer       since 1986; responsible for financial
                                   reporting and record keeping,
                                   internal controls, systems and
                                   procedures, as well as corporate
                                   secretarial functions.

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


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

         (1) The following financial statements of the Registrant, together with the Independent Auditors' Report, included as part of the Registrant's 1997 Annual Report to Share- owners, on Pages 5 through 16 and the inside backcover thereof, are incorporated by reference and filed herewith as part of Item 8 of this report:

                    Independent Auditors' Report
                    Consolidated Balance Sheets at June 30, 1997 and 1996 Consolidated Statements of Income for
                      the years ended June 30, 1997, 1996 and 1995
                    Consolidated Statements of Cash Flows for the years
                      ended June 30, 1997, 1996 and 1995
                    Consolidated Statements of Shareowners' Equity
                      for the years ended June 30, 1997, 1996 and 1995
                    Notes to Consolidated Financial Statements

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K (Continued)

(c)  Exhibits:

         (3) The Bylaws of the Registrant, as amended; and the restated Articles of Incorporation of the Registrant filed as Exhibits (3.1) and (3.2) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 are incorporated by reference.

         (10)     Material Contracts:

                  1992 Stock Option Plan, reference is made to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (File No. 33-47053), and by reference such information is incorporated herein.

         (13)     Annual Report to Shareowners

         (21)     Subsidiaries of Registrant

         (22) Proxy Statement for the Annual Meeting of Shareowners to be held on October 28, 1997 which was filed with the Securities and Exchange Commission on September 11, 1997 and by refer-ence such information is incorporated herein in response to the information called for by Part III (ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.) except that shareholdings shown for Robert Henigson, a director and beneficial owner of more than 5% of the Corporation's shares, should be 63,100 shares rather than 63,800 shares (5.4% of outstanding common stock rather than 5.5% of outstanding stock). Shareholdings for all directors and executive officers as a group should therefore be shown as 770,796 shares rather than 771,496 shares. Footnote(4) to the tables on pages 2 and 3 of the Proxy Statement, which list the shareholdings of beneficial owners of more than 5% of the Corporation's shares and the shareholdings of directors and executive officers of the Corporation, is not is not correct and should be disregarded.

         (23)     Independent Auditors' Consent

         (27)     Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SCOPE INDUSTRIES

                          BY    /s/ John J. Crowley            09-18-97
                            ----------------------------  -----------------
                            John J. Crowley                      Date
                            Vice President-Finance and
                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                   Title                       Date
     ---------                   -----                       ----
/s/ Meyer Luskin             Chairman of the Board          09-18-97
--------------------------                                 ----------
Meyer Luskin                 President, Chief Executive
                             Officer and Director


/s/ John J. Crowley          Vice President-Finance         09-18-97
--------------------------                                 ----------
John J. Crowley              Chief Financial Officer
                             (Principal Financial Officer)


/s/ Eleanor R. Smith         Secretary and Controller       09-18-97
--------------------------                                 ----------
Eleanor R. Smith             (Principal Accounting Officer)



/s/ Robert Henigson          Director                       09-18-97
--------------------------                                 ----------
Robert Henigson



/s/ William H. Mannon        Director                       09-18-97
--------------------------                                 ----------
William H. Mannon



/s/ Franklin Redlich         Director                       09-18-97
--------------------------                                 ----------
Franklin Redlich



/s/ Paul D. Saltman, Ph.D.   Director                       09-18-97
--------------------------                                 ----------
Paul D. Saltman, Ph.D.

INDEPENDENT AUDITORS' REPORT


Board of Directors and
  Shareowners
Scope Industries
Santa Monica, California


We have audited the consolidated financial statements of Scope Industries and subsidiaries as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated August 21, 1997; such financial statements and report are included in your 1997 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Scope Industries and subsidiaries, listed in Item 14(a)(3). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Los Angeles, California
August 21, 1997

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  JUNE 30, 1997


                                                                 ADDITIONS
                                         BALANCE        CHARGED
                                           AT          (CREDITED)       CHARGED                             BALANCE
                                        BEGINNING       TO COSTS        TO OTHER                             AT END
            DESCRIPTION                 OF PERIOD       EXPENSES        ACCOUNTS        DEDUCTIONS         OF PERIOD
            -----------                 ---------       --------        --------        ----------         ---------
YEAR ENDED JUNE 30, 1997:

Allowance for doubtful accounts -
  accounts receivable                    $149,180        $ 13,139        $      0        $  3,152(a)        $159,167

Valuation Allowances -
  notes receivable                       $700,000        $      0        $      0        $700,000(b)        $      0


YEAR ENDED JUNE 30, 1996:

Allowance for doubtful accounts -
  accounts receivable                    $298,834        $ 16,908        $      0        $166,562(a)        $149,180

Valuation allowances -
  notes receivable                       $700,000        $      0        $      0        $      0           $700,000


YEAR ENDED JUNE 30, 1995:

Allowance for doubtful accounts -        $324,671        $118,459        $      0        $144,296(a)        $298,834
  accounts receivable

Valuation allowances -
  notes receivable                       $700,000        $      0        $      0        $      0           $700,000


(a) Uncollectible accounts charged against allowance, net of bad debt recoveries.

(b)      Valuation allowance credit - note collected in full.