Form 10-Q
period 1997-09-30
SCOPE INDUSTRIES
filed 1997-11-13
CIK 87864

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                            Commission File
 September 30, 1997                                                Number 1-3552
 ------------------                                                -------------


                                SCOPE INDUSTRIES
                                ----------------
             (Exact name of Registrant as specified in its charter)


           California                                                 95-1240976
 ------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)


233 Wilshire Blvd., Ste.310, Santa Monica, CA                              90401
---------------------------------------------                         ----------
(Address of principal executive office)                               (ZIP Code)


Registrant's telephone number, including area code                (310) 458-1574
                                                                  --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at October 24, 1997
--------------------------                       -------------------------------
Common Stock, no par value                                  1,133,352

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                                      INDEX


                                                                PAGE
                                                                ----
Part I.   Financial Information:

          Consolidated Balance Sheets -
            September 30, 1997 and June 30, 1997                  3

          Consolidated Statements of Income -
            Three Months Ended
            September 30, 1997 and 1996                           4

          Consolidated Statements of Cash Flows -
            Three Months Ended
            September 30, 1997 and 1996                           5

          Notes to Consolidated Financial Statements              6

          Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition                                   8


Part II.  Other Information:

          Item 2.  Increases and Decreases in
                   Outstanding Securities and
                   Indebtedness                                  10

          Item 4.  Submission of Matters to a Vote of
                   Security Holders                              10

          Item 5.  Other Information                             10

          Item 6.  Exhibits and Reports on Form 8-K              10

          Signatures                                             11

                          PART I. FINANCIAL INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30            JUNE 30
                                                                     1997                 1997
                                                                 ------------          -----------
                                                                  (UNAUDITED)           (AUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $ 1,326,285           $ 5,946,050
  Treasury bills (par value $25,500,000 at
    September 30, 1997 and $24,000,000 at
    June 30, 1997)                                                24,972,766            23,540,939
  Accounts and notes receivable, less allowance
    for doubtful accounts of $173,769 at September
    30, 1997 and $159,167 at June 30, 1997                         1,557,456             1,637,066
  Inventories                                                        652,332               584,401
  Deferred income taxes                                              720,000               675,000
  Prepaid expenses and other current assets                          456,765               379,654
                                                                 -----------           -----------
    TOTAL CURRENT ASSETS                                          29,685,604            32,763,110
                                                                 -----------           -----------

NOTES RECEIVABLE                                                     714,632               232,276
                                                                 -----------           -----------

PROPERTY AND EQUIPMENT:
  Machinery and equipment                                         22,574,139            22,551,992
  Land, buildings and improvements                                 9,644,109             9,652,554
                                                                 -----------           -----------
                                                                  32,218,248            32,204,546
  Less accumulated depreciation and amortization                  22,338,841            22,016,611
                                                                 -----------           -----------
                                                                   9,879,407            10,187,935
                                                                 -----------           -----------

OTHER ASSETS:
  Deferred charges and other assets                                   70,943               256,006
  Investments available for sale-at fair value                    19,697,613            15,539,706
  Other equity investments-at cost                                 3,506,000             2,505,000
                                                                 -----------           -----------
                                                                  23,274,556            18,300,712
                                                                 -----------           -----------
                                                                 $63,554,199           $61,484,033
                                                                 ===========           ===========

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                                 $    55,489           $
  Accounts payable                                                   767,472             1,104,205
  Other accrued liabilities                                        1,098,532             1,255,321
  Accrued payroll and related employee benefits                      818,994               940,631
  Income taxes payable                                               506,768               534,231
                                                                 -----------           -----------
    TOTAL CURRENT LIABILITIES                                      3,247,255             3,834,388
                                                                 -----------           -----------

DEFERRED INCOME TAXES                                              1,325,000
                                                                 -----------           -----------
                                                                   4,572,255             3,834,388
                                                                 -----------           -----------
SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
    authorized; shares issued and outstanding
    September 30, 1997     1,136,352
    June 30, 1997          1,168,665                               4,138,462             4,138,462
  Retained earnings                                               44,248,238            45,513,699
  Net unrealized gain on investments                              10,595,244             7,997,484
                                                                 -----------           -----------
                                                                  58,981,944            57,649,645
                                                                 -----------           -----------
                                                                 $63,554,199           $61,484,033
                                                                 ===========           ===========

The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                                    ------------
                                                             1997                  1996
                                                          -----------           -----------
REVENUES:
  Sales                                                   $ 5,357,564           $ 8,692,500
  Vocational school revenues                                1,137,241             1,089,248
                                                          -----------           -----------
                                                            6,494,805             9,781,748
                                                          -----------           -----------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                             3,687,645             4,411,164
  Vocational school expenses                                  901,160               881,062
  Depreciation and amortization                               519,577               522,024
  General and administrative                                1,086,475             1,050,640
                                                          -----------           -----------
                                                            6,194,857             6,864,890
                                                          -----------           -----------
                                                              299,948             2,916,858

Investment and other income                                   429,867             9,905,910
                                                          -----------           -----------

Income before income taxes                                    729,815            12,822,768
Provision for income taxes                                    315,000             3,565,000
                                                          -----------           -----------

NET INCOME                                                $   414,815           $ 9,257,768
                                                          ===========           ===========

NET INCOME PER SHARE                                      $      0.35           $      7.72
                                                          ===========           ===========


  Weighted average number of shares
    outstanding                                             1,168,954             1,199,140



The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                           ------------
                                                                    1997                 1996
                                                                 -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $   414,815          $ 9,257,768
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization                                    519,577              522,024
    Gains on investments available for sale                                            (9,435,635)
    Losses (Gains) on sale of equipment                               18,046               (1,309)
    Deferred income taxes                                            (45,000)            (170,000)
Changes in operating assets and liabilities:
    Accounts and notes receivable                                     26,054             (265,121)
    Inventories                                                      (67,931)               7,348
    Prepaid expenses and other current assets                        (77,111)             (60,771)
    Accounts payable and accrued liabilities                        (615,159)            (727,701)
    Income taxes payable                                             (27,463)           3,386,799
    Other                                                             10,063               13,620
                                                                 -----------          -----------
Net cash flows from operating activities                             155,891            2,527,022
                                                                 -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of U.S. Treasury bills                                   (8,181,827)          (5,157,297)
Maturities of U.S. Treasury bills                                  6,750,000            1,785,000
Purchase of property and equipment                                  (282,893)            (513,780)
Disposition of property and equipment                                 53,798               13,500
Purchase of investments available for sale                           (60,147)          (2,900,536)
Purchase of other equity investments                              (1,001,000)
Disposition of investments available for sale                                          14,164,386
Purchase of long-term note receivable                               (428,800)
                                                                 -----------          -----------

Net cash flows (used in) from investing
  activities                                                      (3,150,869)           7,391,273
                                                                 -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends to shareowners                                                                 (297,667)
Repurchases of common stock                                       (1,680,276)            (480,405)
Change in bank overdraft                                              55,489             (250,686)
                                                                 -----------          -----------
Net cash used in financing activities                             (1,624,787)          (1,028,758)
                                                                 -----------          -----------

Net (decrease) increase in cash
  and cash equivalents                                            (4,619,765)           8,889,537
Cash and cash equivalents at beginning
  of period                                                        5,946,050            1,721,939
                                                                 -----------          -----------

Cash and cash equivalents at end of period                       $ 1,326,285          $10,611,476
                                                                 ===========          ===========



The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997



1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1997 and June 30, 1997, and the results of its operations for the three months ended September 30, 1997 and 1996. The accounting policies followed by the Company are set forth in Note 1 of its financial statements in its 1997 Annual Report which is incorporated by reference on Form 10-K.

2. Quarterly results of operations are not necessarily indicative of the results to be expected for the full year.

3. Treasury bills consisted of the following: (at adjusted cost which approximates fair value)

                                              September 30        June 30
                                                 1997              1997
                                              ------------      -----------
        Held to maturity                      $16,116,565       $22,591,800

        Available for sale                      8,856,201           949,139
                                              -----------       -----------
                                              $24,972,766       $23,540,939
                                              ===========       ===========

4.      Inventories consisted of the following:

                                              September 30         June 30
                                                 1997               1997
                                              ------------       -----------
        Finished products                     $   349,139       $    255,850
        Raw materials                             138,063            134,968
        Operating supplies                        165,130            193,583
                                              -----------        -----------
                                              $   652,332       $    584,401
                                              ===========       ============

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997
                                   (CONTINUED)


5.      Investments consisted of the following:

                                              Net Unrealized
                                               Gains Before
                                               Provision For
                                    Cost       Income Taxes    Fair Value
                                    ----       ------------    ----------
    At September 30, 1997:
       Investments available
         for sale                $5,477,369    $14,220,244     $19,697,613
       Other equity investments   3,506,000                      3,506,000(a)(b)

    At June 30, 1997:
       Investments available
         for sale                $5,417,222    $10,122,484     $15,539,706
       Other equity investments   2,505,000                      2,505,000(a)

        (a)     No quoted prices are available for these securities.

        (b) At September 30, 1997 the Registrant held 1,875,000 shares of OSI Systems, Inc. common stock which, in the financial statements, have been valued at their cost of $2,500,000. In October 1997, an initial public offering of OSI Systems, Inc. common stock occured. Included in the public offering were 227,097 shares sold by the Registrant. Proceeds of $2,821,173 were received from the sale of those shares and a pre-tax gain of $2,518,378 resulted from the October 1997 transaction. The Registrant, as a condition of participating in the initial public offering, has agreed to refrain from disposing of any of its remaining 1,647,903 shares for a six month period following the public offering. Financial statements, when issued by the Registrant for periods subsequent to the October 1997 public offering will classify OSI Systems, Inc. holdings as available-for-sale investments whose valuation will be at fair value.

6. During the three month period ended September 30, 1997, there were no investment gains or losses recognized in the determination of income. Unrealized investment holding gains (excluded from income but reported, net of income taxes, as a separate component of shareowners' equity) increased by $2,597,760 to $10,595,244 at September 30, 1997 from $7,997,484 at June 30, 1997.

        During the three months ended September 30, 1996, investment gains of $9,435,635 were recognized and included as income. Unrealized investment holding gains, (excluded from income but reported, net of income taxes, as a separate component of shareowners' equity) decreased by $5,461,370 to $8,906,637 at September 30, 1996 from $14,368,007 at June 30, 1996.

7. The provision for income taxes for the three months ended September 30, 1997 represents an effective rate 43.2% for federal and state income taxes. For the three month period ended September 30, 1996 the effective rate for income taxes was 27.8%. In the 1996 period, deferred tax benefits were recognized, which reduced the provision for income taxes to an effective rate that was lower the statutory federal income tax rate.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

For the first quarter ended September 30, 1997, net income was down 95.5% from the first quarter of last year. Net income in the current quarter was $414,815 or $0.35 per share compared to $9,257,768 or $7.72 per share for the first quarter of last fiscal year. Last year's results included $9,435,635 in net gains before income taxes from sales of investments. Total operating revenues for this year's first quarter were 33.6% less than the revenues for the same quarter last year. Waste Material Recycling segment sales for the current quarter fell 39.2% from last year's first quarter revenues. Unit selling prices were dramatically below last year's prices due to the much lower price levels for corn and other animal feed commodities which recycled bakery waste material prices must compete with. The average price received for materials sold in this year's first quarter was 38.1% below last year's first quarter average price. Tonnage sold in the current quarter was 2.9% below last year's first quarter. Vocational School Group revenues this quarter were 4.4% above the comparable quarter last year. Operating costs for the Waste Material Recycling segment were 16.4% lower in the current quarter than for the same quarter last year. Operations for the quarter were profitable in the Waste Material Recycling segment. However, the segment's sales revenue decline was greater than the reduction in costs which caused current quarter margins to shrink compared to the comparable quarter last year. The Vocational School Group operations reported small losses in both the current quarter and the comparable quarter last year. Consolidated operating earnings for the first quarter of the current year were 89.7% below the operating earnings in the first quarter last year.

Investment and other income for the three months ended September 30, 1997 was $429,867 compared to $9,905,910 for the same three months last year. Last year's income included $9,435,635 in net gains from sales of investments. No investment sales occurred in the current three month period.

FINANCIAL POSITION

Working Capital was $26,438,349 at September 30, 1997. It was $28,928,722 at June 30, 1997. The working capital ratio at September 30, 1997 was 9.1 and was
8.5 at June 30, 1997.

During the first quarter ended September 30, 1997, the net unrealized appreciation on investment securities held as available for sale increased by $4,097,760 (from $10,122,484 to $14,220,244). No securities were sold during the period. Shareowners' equity at September 30, 1997 reflects $10,595,244 for net unrealized gains on investments after a provision for deferred taxes. The unrealized holding gains are excluded from earnings.

At September 30, 1997, the Registrant held 1,875,000 common shares of OSI Systems, Inc., which in the financial statements, are classified as Other Equity Investments and are valued at their cost of $2,500,000. In

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)


October 1997, an initial public offering of OSI Systems, Inc. common stock occurred. Proceeds of $2,821,173 were received from the sale of 227,097 shares which were included in the public offering. A pre-tax gain of $2,518,378 resulted from the October 1997 transaction. The Registrant, as a condition of participating in the public offering, has agreed to refrain from disposing of any of its remaining 1,647,903 shares for a six month period following the public offering. Financial statements, when issued by the Registrant for periods subsequent to the October 1997 public offering, will classify OSI Systems, Inc. holdings as available-for-sale investments whose valuation will be at fair value.

TAXES

The provision for income taxes for the three month period ended September 30, 1997 is $315,000 and represents an effective rate of 43.2% for federal and state income taxes. For the first three months of the prior fiscal year, the income tax provision was $3,565,000 and the effective tax rate was 27.8%. In the 1996 period, deferred tax benefits were recognized, which reduced the provision for income taxes to an effective rate that is lower than the statuary federal income tax rate.

FORWARD LOOKING STATEMENTS

Forward looking statements included in the Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this quarterly report are subject to risks and uncertainties that could affect actual future results. Potential risks and uncertainties include, but are not limited to, general business conditions, unusual volatility in equity and interest rate markets, disruptions in the availability or pricing of raw materials, transportation difficulties, changing government educational aid policies, or disruption of operations from acts of God.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


Item 2. Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the three months ending September 30, 1997 were as follows:

                                                    Common Stock
                                                    No Par Value
                                                    ------------
         Shares outstanding June 30, 1997            1,168,665

         Shares purchased and retired
           during the three months                     (32,313)
                                                     ---------

         Shares outstanding September 30, 1997       1,136,352
                                                     =========

A corporate resolution requires the retirement of all reacquisitions of common stock. During the three months ended September 30, 1997, the Registrant purchased and retired 32,313 shares of common stock at a cost of $1,680,276.

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareowners held on October 28, 1997 with 1,168,665 shares entitled to vote, five directors were elected to serve for the ensuing year and until their successors have been elected and qualified.

                                VOTES        VOTES       ABSTAINED
             DIRECTORS           FOR        WITHHELD    FROM VOTING      TOTAL
             ---------           ---        --------    -----------      -----
          Robert Henigson     1,127,717                                1,127,717
          Meyer Luskin        1,127,717                                1,127,717
          William H. Mannon   1,127,717                                1,127,717
          Franklin Redlich    1,127,717                                1,127,717
          Paul D. Saltman     1,121,917      5,800                     1,127,717

Item 5. Other Information.

On October 28, 1997 the Registrant's board of directors declared a regular dividend of $1.00 per share payable on January 5, 1998 to shareowners of record at December 1, 1997.

Item 6. Exhibits and Reports on Form 8-K.

        (A)  Exhibits - None

        (B) No Form 8-K was filed for the quarter ended September 30, 1997.

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

                                    SCOPE INDUSTRIES

                                      (Registrant)



DATE:    November 13, 1997          /s/ John J. Crowley
      -----------------------       -------------------------------------
                                    John J. Crowley, Vice President
                                      and Chief Financial Officer