Form 10-Q
period 1997-12-31
SCOPE INDUSTRIES
filed 1998-02-12
CIK 87864

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                            Commission File
  December 31, 1997                                                Number 1-3552


                                SCOPE INDUSTRIES
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           California                                                 95-1240976
-------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)


233 Wilshire Blvd., Ste.310, Santa Monica, CA                              90401
---------------------------------------------                         ----------
(Address of principal executive office)                               (ZIP Code)


Registrant's telephone number, including area code                (310) 458-1574
                                                                  --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at January 23, 1998
--------------------------                       -------------------------------
Common Stock, no par value                                 1,132,952

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                                      INDEX


                                                                PAGE

Part I.   Financial Information:

          Consolidated Balance Sheets -
            December 31, 1997 and June 30, 1997                  3

          Consolidated Statements of Income -
            Three Months Ended
            December 31, 1997 and 1996                           4

          Consolidated Statements of Income -
            Six Months Ended
            December 31, 1997 and 1996                           5

          Consolidated Statements of Cash Flows -
            Six Months Ended
            December 31, 1997 and 1996                           6

          Notes to Consolidated Financial Statements             7

          Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition                                 10



Part II.  Other Information:

          Item 2.  Increases and Decreases in
                   Outstanding Securities and
                   Indebtedness                                 13

          Item 5.  Other Information                            13

          Item 6.  Exhibits and Reports on Form 8-K             13

          Signatures                                            13

                          PART I. FINANCIAL INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                         DECEMBER 31        JUNE 30
                                                            1997              1997
                                                        ------------      ------------
                                                         (UNAUDITED)        (AUDITED)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $  2,129,615      $  5,946,050
  Treasury bills (par value $28,500,000 at
    December 31, 1997 and $24,000,000 at
    June 30, 1997)                                        27,663,359        23,540,939
  Accounts and notes receivable, less allowance
    for doubtful accounts of $158,769 at December
    31, 1997 and $159,167 at June 30, 1997                 1,711,618         1,637,066
  Inventories                                                417,989           584,401
  Deferred income taxes                                      795,000           675,000
  Prepaid expenses and other current assets                  598,596           379,654
                                                        ------------      ------------
    TOTAL CURRENT ASSETS                                  33,316,177        32,763,110
                                                        ------------      ------------

NOTES RECEIVABLE                                           1,089,017           232,276
                                                        ------------      ------------

PROPERTY AND EQUIPMENT:
  Machinery and equipment                                 22,732,937        22,551,992
  Land, buildings and improvements                         9,741,622         9,652,554
                                                        ------------      ------------
                                                          32,474,559        32,204,546
  Less accumulated depreciation and amortization          22,762,126        22,016,611
                                                        ------------      ------------
                                                           9,712,433        10,187,935
                                                        ------------      ------------

OTHER ASSETS:
  Deferred charges and other assets                           76,583           256,006
  Investments available for sale-at fair value            37,974,427        15,539,706
  Other equity investments-at cost                         1,006,000         2,505,000
                                                        ------------      ------------
                                                          39,057,010        18,300,712
                                                        ------------      ------------
                                                        $ 83,174,637      $ 61,484,033
                                                        ============      ============

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                        $     66,896      $
  Accounts payable                                           937,432         1,104,205
  Other accrued liabilities                                2,382,488         1,255,321
  Accrued payroll and related employee benefits              738,403           940,631
  Income taxes payable                                       498,268           534,231
                                                        ------------      ------------
    TOTAL CURRENT LIABILITIES                              4,623,487         3,834,388
                                                        ------------      ------------

DEFERRED INCOME TAXES                                      7,620,000
                                                        ------------      ------------
                                                          12,243,487         3,834,388
                                                        ------------      ------------
SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
    authorized; shares issued and outstanding
    December 31, 1997    1,133,352
    June 30, 1997        1,168,665                         4,138,462         4,138,462
  Retained earnings                                       46,139,380        45,513,699
  Net unrealized gain on investments                      20,653,308         7,997,484
                                                        ------------      ------------
                                                          70,931,150        57,649,645
                                                        ------------      ------------
                                                        $ 83,174,637      $ 61,484,033
                                                        ============      ============


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                               THREE MONTHS ENDED
                                                   DECEMBER 31
                                           ---------------------------
                                              1997             1996
                                           ----------       ----------

REVENUES:
  Sales                                    $5,708,983       $5,854,334
  Vocational school revenues                1,155,933        1,192,327
                                           ----------       ----------
                                            6,864,916        7,046,661
                                           ----------       ----------


OPERATING COSTS AND EXPENSES:
  Cost of sales                             3,976,905        3,854,176
  Vocational school expenses                  884,509          830,813
  Depreciation and amortization               516,119          526,811
  General and administrative                  979,808          947,082
                                           ----------       ----------
                                            6,357,341        6,158,882
                                           ----------       ----------
                                              507,575          887,779

Investment and other income                 4,584,245        6,565,307
                                           ----------       ----------

Income before income taxes                  5,091,820        7,453,086
Provision for income taxes                  1,890,000        2,525,000
                                           ----------       ----------

NET INCOME                                 $3,201,820       $4,928,086
                                           ==========       ==========

NET INCOME PER SHARE - BASIC               $     2.82       $     4.14

NET INCOME PER SHARE - DILUTED             $     2.80       $     4.11

Average shares outstanding - Basic          1,134,102        1,191,515
Dilutive effect of stock options                9,508            7,474
                                           ----------       ----------
Average shares outstanding - Diluted        1,143,610        1,198,989

Cash dividends declared per share          $     1.00       $     1.00


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                 SIX MONTHS ENDED
                                                    DECEMBER 31
                                           -----------------------------
                                               1997              1996
                                           -----------       -----------

REVENUES:
  Sales                                    $11,066,547       $14,546,834
  Vocational school revenues                 2,293,174         2,281,575
                                           -----------       -----------
                                            13,359,721        16,828,409
                                           -----------       -----------


OPERATING COSTS AND EXPENSES:
  Cost of sales                              7,664,550         8,265,340
  Vocational school expenses                 1,785,669         1,711,875
  Depreciation and amortization              1,035,696         1,048,835
  General and administrative                 2,066,283         1,997,722
                                           -----------       -----------
                                            12,552,198        13,023,772
                                           -----------       -----------
                                               807,523         3,804,637

Investment and other income                  5,014,112        16,471,217
                                           -----------       -----------

Income before income taxes                   5,821,635        20,275,854
Provision for income taxes                   2,205,000         6,090,000
                                           -----------       -----------

NET INCOME                                 $ 3,616,635       $14,185,854
                                           ===========       ===========

NET INCOME PER SHARE - BASIC               $      3.15       $     11.89

NET INCOME PER SHARE - DILUTED             $      3.12       $     11.83

Average shares outstanding - Basic           1,148,915         1,192,851
Dilutive effect of stock options                 8,973             6,258
                                           -----------       -----------
Average shares outstanding - Diluted         1,157,888         1,199,109

Cash dividends declared per share          $      1.00       $      1.25


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED
                                                                      DECEMBER 31
                                                           --------------------------------
                                                               1997                1996
                                                           ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $  3,616,635        $ 14,185,854
Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                             1,035,696           1,048,835
    Gains on investments available for sale                  (4,128,161)        (15,418,655)
    Losses (gains) on sale of equipment                          18,435             (10,655)
    Deferred income taxes                                      (120,000)           (235,000)
Changes in operating assets and liabilities:
    Accounts and notes receivable                              (272,493)          1,225,298
    Inventories                                                 166,412                (458)
    Prepaid expenses and other current assets                  (218,942)            (37,701)
    Accounts payable and accrued liabilities                    758,166             425,600
    Income taxes payable                                        (35,963)          2,368,246
    Other assets                                                  4,423              27,261
                                                           ------------        ------------
Net cash flows from operating activities                        824,208           3,578,625
                                                           ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of U.S. Treasury bills                             (22,872,420)        (24,955,064)
Maturities of U.S. Treasury bills                            18,750,000           5,535,000
Purchase of property and equipment                             (632,038)           (868,541)
Disposition of property and equipment                            53,409              22,846
Purchase of long-term notes receivable                         (658,800)
Purchase of investments available for sale                     (335,703)         (3,153,342)
Purchase of other equity investments                         (1,001,000)
Proceeds from sale of investments available for sale          4,979,967          21,650,617
                                                           ------------        ------------
Net cash flows used in investing activities                  (1,716,585)         (1,768,484)
                                                           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends to shareowners                                     (1,133,352)         (1,491,132)
Repurchases of common stock                                  (1,857,602)           (488,387)
Proceeds from stock options exercised                           119,000
Change in bank overdraft                                         66,896            (250,686)
                                                           ------------        ------------
Net cash used in financing activities                        (2,924,058)         (2,111,205)
                                                           ------------        ------------

Net change in cash and cash equivalents                      (3,816,435)           (301,064)
Cash and cash equivalents at beginning
  of period                                                   5,946,050           1,721,939
                                                           ------------        ------------

Cash and cash equivalents at end of period                 $  2,129,615        $  1,420,875
                                                           ============        ============


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1997


1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Scope Industries' financial position as of December 31, 1997 and June 30, 1997, and the results of its operations for the three and six months ended December 31, 1997 and 1996. The accounting policies followed by the Company are set forth in Note 1 of its financial statements in its 1997 Annual Report which is incorporated by reference on Form 10-K.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS 128 requires the disclosure of basic earnings per share which replaces primary earnings per share, and diluted earnings per share, which replaces fully diluted earnings per share. Primary earnings per share is based on the weighted average number of shares of common stock outstanding and the dilutive effect of options and other common stock equivalents. Basic earnings per share does not consider any dilution. Diluted earnings per share is similar to fully diluted earnings per share, which considers all potentially dilutive securities.

      SFAS 128 becomes effective for the Registrant with its December 31, 1997 financial statements. All earnings per share data presented for prior periods must be restated to conform to the new standard.

      Diluted earnings per share is less than basic earnings per share because the assumed increase in the average number of common shares outstanding resulting from the assumed exercise of outstanding options in periods in which the average market price of the Registrant's common shares exceeded the related option exercise prices.

3. Quarterly results of operations are not necessarily indicative of the results to be expected for the full year.

4. Treasury bills consisted of the following: (at adjusted cost which approximates fair value)

                                              December 31         June 30
                                                  1997              1997
                                              -----------       -----------

       Held to maturity                       $ 4,227,604       $22,591,800
       Available for sale                      23,435,755           949,139
                                              -----------       -----------
                                              $27,663,359       $23,540,939
                                              ===========       ===========

5.    Inventories consisted of the following:

                                               December 31             June 30
                                                   1997                  1997
                                               -----------           -----------

           Finished products                   $   153,432           $   255,850
           Raw materials                            64,486               134,968
           Operating supplies                      200,071               193,583
                                               -----------           -----------
                                               $   417,989           $   584,401
                                               ===========           ===========

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1997
                                   (CONTINUED)


6.    Investments consisted of the following:

                                          Net Unrealized
                                           Gains Before
                                           Provision For
                                 Cost      Income Taxes     Fair Value
                              ----------  --------------  ---------------

    At December 31, 1997:
      Investments available
        for sale              $7,401,119   $30,573,308    $37,974,427 (a)
      Other equity
        investments            1,006,000                    1,006,000 (b)

    At June 30, 1997:
      Investments available
        for sale              $5,417,222   $10,122,484    $15,539,706
      Other equity
        investments            2,505,000                    2,505,000 (a)(b)

      (a) At June 30, 1997 the Registrant held 1,875,000 shares of OSI Systems, Inc. (OSI) common stock. At June 30, 1997 the shares of OSI were not publicly traded. The Registrant's June 30, 1997 holdings of OSI were classified as "other equity investments" and valued at their cost of $2,500,000.

            In October 1997, an initial public offering of OSI common stock occurred. Included in the public offering were 227,097 shares sold by the Registrant. Proceeds of $2,821,173 were received from the sale of those shares and a pre-tax gain of $2,518,378 resulted from the October 1997 transaction. The Registrant, as a condition of participating in the initial public offering, has agreed to refrain from disposing of any of its remaining 1,647,903 shares for a six month period following the public offering.

            In accordance with Financial Accounting Standards Board (FASB) guidelines, the Registrant's December 31, 1997 financial statements classify the OSI holdings as "available for sale" investments whose fair value of $20,186,812 was determined by the December 31, 1997 closing trade price for OSI as reported by NASDAQ.

      (b)   No quoted prices are available for these securities.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1997
                                   (CONTINUED)


7. During the six month period ended December 31, 1997, investment gains of $4,128,161 were recognized in the determination of income. Unrealized investment holding gains (excluded from income but reported, net of income taxes, as a separate component of shareowners' equity) increased by $12,655,824 to $20,653,308 at December 31, 1997 from $7,997,484 at June
      30, 1997.

      During the six months ended December 31, 1996, investment gains of $15,418,655 were recognized and included as income. Unrealized investment holding gains, (excluded from income but reported, net of income taxes, as a separate component of shareowners' equity) decreased by $7,909,228 to $6,458,779 at December 31, 1996 from $14,368,007 at June 30, 1996.

8. The provision for income taxes for the six months ended December 31, 1997 represents an effective rate of 37.9% for federal and state income taxes. For the six month period ended December 31, 1996 the effective rate for income taxes was 30.0%. In the 1996 period, deferred tax benefits were recognized, which reduced the provision for income taxes to an effective rate that was lower than statutory federal income tax rate.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net income for the second quarter ended December 31, 1997 was down 35% from the second quarter last year. Net income was $3,201,820 in the 1997 quarter and was $4,928,086 in the second quarter of 1996. Net income per share-diluted was $2.80 compared to $4.11 for the comparative quarter last year. Total operating revenues for the second quarter were 2.6% below the revenues for the same quarter last year. Waste Material Recycling segment revenues in the current quarter fell 2.7% from last year's second quarter revenues. The segment's total tonnage shipped was 9.1% above last year's second quarter but the 10.8% drop in unit selling prices from the year earlier average price level resulted in the reduced net revenue. Vocational School group revenues for the quarter were down by 3.1% compared to the same quarter last year. Operating costs for the Waste Material Recycling segment increased 3.2% compared to the same quarter last year. Vocational School Group operating costs were 6.5% higher in the current quarter than in the comparable quarter last year. The lower sales revenues and higher costs in both business segments resulted in smaller operating margins in the current quarter compared to the comparable quarter last year. However operations for the quarter were profitable in both the Waste Material Recycling segment and the Vocational School Group segment.

Investment and other income for the quarter ended December 31, 1997 was $4,584,245 compared to $6,565,307 for the same three months last year. Investment income included gains of $4,128,161 from sales of investments during the current period and $5,983,020 from investment sales gains in the prior year's second quarter. In October 1997, a portion of the shares held by the Company in OSI Systems, Inc. were sold in the Initial Public Offering of OSI common stock, which resulted in recognized pre-tax gain of $2,518,378. Investment gains in the prior year's second quarter were recognized from sales of long term equity investment holdings.

For the six months ended December 31, 1997, net income was $3,616,635. It was $14,185,854 for the six months ended December 31, 1996. Net income per share-diluted was $3.12 compared to $11.83 for the comparable six months. Revenues for the six months ended December 31, 1997 were 20.6% less than revenues for the comparable six months last year. The reduced revenue in the current six month period is a result of lower product prices realized in the Waste Material Recycling segment in this year's six month period compared to prices that prevailed for the six month period last year. Corn prices had been sharply higher during the first half of the prior year and the Company's Dried Bakery Product sold at higher prices last year as a direct result. Corn prices have been lower this year and as a consequence the Company's Dried Bakery Product has sold at lower prices in the current period compared to the comparable six months last year. Although the volume of Dried Bakery Product shipped in the current six month period exceeds the tonnage shipped in the comparable six months last year, the lower unit prices caused revenues to decline. The Waste Material Recycling segment and the Vocational School Group segment operated profitably during the current and the previous year's six months periods ending December 31.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)


Investment and other income for the six months ended December 31, 1997 was $5,014,112. It was $16,471,217 for the comparable six months last year. Gains on investments sold were $4,128,161 for the current six months and were $15,418,655 in the comparable period last year. The unusually large gains last year stemmed from the disposition of long term equity investment holdings.

EARNINGS PER SHARE

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS 128 requires the disclosure of basic earnings per share which replaces primary earnings per share, and diluted earnings per share, which replaces fully diluted earnings per share. Primary earnings per share is based on the weighted average number of shares of common stock outstanding and the dilutive effect of options and other common stock equivalents. Basic earnings per share does not consider any dilution. Diluted earnings per share is similar to fully diluted earnings per share, which considers all potentially dilutive securities.

SFAS 128 becomes effective for the Company with the December 31, 1997 financial statements. All earnings per share data presented for prior periods has been restated to conform to the new standard.

Diluted earnings per share is less than basic earnings per share because the assumed increase in the average number of common shares outstanding resulting from the assumed exercise of outstanding options in periods in which the average market price of the Company's common shares exceeded the related option exercise prices.

FINANCIAL POSITION

Working Capital was $28,692,690 at December 31, 1997. It was $28,928,722 at June 30, 1997. The working capital ratio at December 31, 1997 was 7.2 and at June 30, 1997 was 8.5.

At December 31, 1997, investments include $30,573,308 in unrealized gains based on fair values that exceed adjusted costs for certain securities. Shareowners' equity reflects $20,653,308 net unrealized gain on investments after a provision for deferred taxes. The unrealized gains are excluded from earnings.

The Company, as a result of its investment in OSI Systems, Inc. in 1990, was OSI's largest single shareholder in October 1997, although not a controlling shareholder. In October 1997, OSI Systems, Inc. completed an initial public offering of its common stock. The Company sold 227,097 shares of OSI as a participant in the public offering. A pre-tax gain of $2,518,378 was recognized on the transaction. The Company still holds 1,647,903 OSI shares. As a condition of participating in the public offering, the Company has agreed to refrain from disposing any of its remaining shares for a period that will expire on April 1, 1998. Upon the establishment of public stock trading of OSI in October

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)


1997, the Company changed the classification of the investment holdings in OSI in accordance with Financial Accounting Standards Board (FASB) guidelines. The holding is now classified as an "available-for-sale" investment and is valued at fair value. Fair value of the OSI holdings at December 31, 1997 was $20,186,812 which was determined by the December 31, 1997 closing trade price for OSI as reported by NASDAQ.

TAXES

The provision for income taxes for the six month period ended December 31, 1997 is $2,205,000 and represents an effective rate of 37.9% for federal and state income taxes. For the first six months of the prior fiscal year, the income tax provision was $6,090,000 and the effective tax rate was 30.0% in the 1996 period. Deferred tax benefits were recognized, which reduced the provision for income taxes to an effective tax rate that was lower than the statutory federal income tax rate.

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

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


Item 2. Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the six months ending December 31, 1997 were as follows:

                                                      Common Stock
                                                      No Par Value
                                                      ------------

          Shares outstanding June 30, 1997             1,168,665

          Shares purchased and retired
            during the six months                        (35,313)
                                                       ---------

          Shares outstanding December 31, 1997         1,133,352
                                                       =========

A corporate resolution requires the retirement of all reacquisitions of common stock. During the six months ended December 31, 1997, the Registrant purchased and retired 35,313 shares of common stock at a cost of $1,857,602.

Item 5. Other Information.

On October 28, 1997 the Registrant's board of directors declared a regular annual dividend of $1.00 per share payable on January 5, 1998 to shareowners of record at December 1, 1997.

Item 6. Exhibits and Reports on Form 8-K.

      (A) Exhibits - None

      (B) No Form 8-K was filed for the quarter ended December 31, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and accepting responsibility as the signatory.


                                       SCOPE INDUSTRIES

                                       (Registrant)



DATE: February 11, 1998                /s/ John J. Crowley
      ------------------------         -----------------------------------------
                                           John J. Crowley, Vice President
                                           and Chief Financial Officer