Form 10-Q
period 1998-03-31
SCOPE INDUSTRIES
filed 1998-05-06
CIK 87864

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                            Commission File
   March 31, 1998                                                 Number 1-3552
---------------------                                            ---------------


                                SCOPE INDUSTRIES
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           California                                               95-1240976
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


233 Wilshire Blvd., Ste.310, Santa Monica, CA                             90401
---------------------------------------------                             -----
(Address of principal executive office)                               (ZIP Code)


Registrant's telephone number, including area code               (310) 458-1574
                                                                 --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                   Outstanding at April 21, 1998
--------------------------                        -----------------------------
Common Stock, no par value                                  1,125,342

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                                      INDEX


                                                         PAGE
                                                         ----
Part I. Financial Information:

          Consolidated Balance Sheets -
            March 31, 1998 and June 30, 1997               3

          Consolidated Statements of Income -
            Three Months Ended
            March 31, 1998 and 1997                        4

          Consolidated Statements of Income -
            Nine Months Ended
            March 31, 1998 and 1997                        5

          Consolidated Statements of Cash Flows -
            Nine Months Ended
            March 31, 1998 and 1997                        6

          Notes to Consolidated Financial Statements       7

          Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition                           10



Part II. Other Information:

          Item 2. Increases and Decreases in
                  Outstanding Securities and
                  Indebtedness                            13

          Item 6. Exhibits and Reports on Form 8-K        13

          Signatures                                      13

                          PART I. FINANCIAL INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                        MARCH 31         JUNE 30
                                                          1998            1997
                                                      -----------      -----------
                                                      (UNAUDITED)        (AUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $ 4,484,798      $ 5,946,050
  Treasury bills (par value $33,500,000 at
    March 31, 1998 and $24,000,000 at
    June 30, 1997)                                     32,597,798       23,540,939
  Accounts and notes receivable, less allowance
    for doubtful accounts of $176,769 at March
    31, 1998 and $159,167 at June 30, 1997              2,857,836        1,637,066
  Inventories                                             467,127          584,401
  Deferred income taxes                                   705,000          675,000
  Prepaid expenses and other current assets               390,939          379,654
                                                      -----------      -----------
    TOTAL CURRENT ASSETS                               41,503,498       32,763,110
                                                      -----------      -----------

NOTES RECEIVABLE                                        1,059,165          232,276
                                                      -----------      -----------

PROPERTY AND EQUIPMENT:
  Machinery and equipment                              23,272,211       22,551,992
  Land, buildings and improvements                     10,226,285        9,652,554
                                                      -----------      -----------
                                                       33,498,496       32,204,546
  Less accumulated depreciation and amortization       23,065,230       22,016,611
                                                      -----------      -----------
                                                       10,433,266       10,187,935
                                                      -----------      -----------

OTHER ASSETS:
  Deferred charges and other assets                         4,256          256,006
  Investments available for sale-at fair value         31,800,319       15,539,706
  Other equity investments-at cost                      1,006,000        2,505,000
                                                      -----------      -----------
                                                       32,810,575       18,300,712
                                                      -----------      -----------
                                                      $85,806,504      $61,484,033
                                                      ===========      ===========

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $   814,752      $ 1,104,205
  Other accrued liabilities                             1,288,143        1,255,321
  Accrued payroll and related employee benefits           869,118          940,631
  Income taxes payable                                  3,205,510          534,231
                                                      -----------      -----------
    TOTAL CURRENT LIABILITIES                           6,177,523        3,834,388
                                                      -----------      -----------

DEFERRED INCOME TAXES                                   6,250,000
                                                      -----------      -----------
                                                       12,427,523        3,834,388
                                                      -----------      -----------
SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
    authorized; shares issued and outstanding
    March 31, 1998 1,130,352
    June 30, 1997 1,168,665                             4,138,462        4,138,462
  Retained earnings                                    51,306,659       45,513,699
  Net unrealized gain on investments                   17,933,860        7,997,484
                                                      -----------      -----------
                                                       73,378,981       57,649,645
                                                      -----------      -----------
                                                      $85,806,504      $61,484,033
                                                      ===========      ===========


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                               THREE MONTHS ENDED
                                                    MARCH 31
                                          ----------------------------
                                             1998            1997
                                          -----------      -----------
REVENUES:
  Sales                                   $ 4,709,027      $ 5,473,282
  Vocational school revenues                1,136,429        1,129,391
                                          -----------      -----------
                                            5,845,456        6,602,673
                                          -----------      -----------


OPERATING COSTS AND EXPENSES:
  Cost of sales                             3,433,989        3,740,035
  Vocational school expenses                  868,334          882,964
  Depreciation and amortization               498,676          533,618
  General and administrative                1,023,830          879,965
                                          -----------      -----------
                                            5,824,829        6,036,582
                                          -----------      -----------
                                               20,627          566,091

Investment and other income                 8,791,385        2,562,004
                                          -----------      -----------

Income before income taxes                  8,812,012        3,128,095
Provision (benefit) for income taxes        3,460,000         (640,000)
                                          -----------      -----------

NET INCOME                                $ 5,352,012      $ 3,768,095
                                          ===========      ===========

NET INCOME PER SHARE - BASIC              $      4.73      $      3.18

NET INCOME PER SHARE - DILUTED            $      4.69      $      3.15

Average shares outstanding - Basic          1,132,002        1,186,690
Dilutive effect of stock options                9,324            7,963
                                          -----------      -----------
Average shares outstanding - Diluted        1,141,326        1,194,653


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                NINE MONTHS ENDED
                                                    MARCH 31
                                          ----------------------------
                                             1998             1997
                                          -----------      -----------
REVENUES:
  Sales                                   $15,775,574      $20,020,116
  Vocational school revenues                3,429,603        3,410,966
                                          -----------      -----------
                                           19,205,177       23,431,082
                                          -----------      -----------


OPERATING COSTS AND EXPENSES:
  Cost of sales                            11,098,539       12,005,375
  Vocational school expenses                2,654,003        2,594,839
  Depreciation and amortization             1,534,372        1,582,453
  General and administrative                3,090,113        2,877,687
                                          -----------      -----------
                                           18,377,027       19,060,354
                                          -----------      -----------
                                              828,150        4,370,728

Investment and other income                13,805,497       19,033,221
                                          -----------      -----------

Income before income taxes                 14,633,647       23,403,949
Provision for income taxes                  5,665,000        5,450,000
                                          -----------      -----------

NET INCOME                                $ 8,968,647      $17,953,949
                                          ===========      ===========

NET INCOME PER SHARE - BASIC              $      7.84      $     15.08

NET INCOME PER SHARE - DILUTED            $      7.78      $     15.00

Average shares outstanding - Basic          1,143,706        1,190,325
Dilutive effect of stock options                9,093            6,874
                                          -----------      -----------
Average shares outstanding - Diluted        1,152,799        1,197,199

Cash dividends declared per share         $      1.00      $      1.25


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 NINE MONTHS ENDED
                                                                     MARCH 31
                                                        -------------------------------
                                                            1998               1997
                                                        ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $  8,968,647       $ 17,953,949
Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                          1,534,372          1,582,453
    Gains on investments available for sale              (12,432,382)       (17,309,726)
    Gains on sale of equipment                                (4,055)            (3,952)
    Deferred income taxes                                     30,000         (2,115,000)
Changes in operating assets and liabilities:
    Accounts and notes receivable                         (1,388,859)         1,172,610
    Inventories                                              117,274            (29,364)
    Prepaid expenses and other current assets                (11,285)           110,561
    Accounts payable and accrued liabilities                (328,144)          (929,528)
    Income taxes payable                                   2,671,279          1,243,589
    Other assets                                              16,750             39,552
                                                        ------------       ------------
Net cash flows from (used in) operating activities          (826,403)         1,715,144
                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of U.S. Treasury bills                          (32,056,859)       (29,323,899)
Maturities of U.S. Treasury bills                         23,000,000          8,035,000
Purchase of property and equipment                        (1,891,716)        (1,099,496)
Disposition of property and equipment                        116,068             22,846
Purchase of long-term notes receivable                      (658,800)
Purchase of investments available for sale                  (334,702)        (3,181,872)
Purchase of other equity investments                      (1,001,000)
Disposition of investments available for sale             15,367,847         27,497,783
                                                        ------------       ------------

Net cash flows from investing activities                   2,540,838          1,950,362
                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends to shareowners                                  (1,133,352)        (1,491,132)
Repurchases of common stock                               (2,042,335)        (1,777,543)
Proceeds from stock options exercised                                           119,000
Change in bank overdraft                                                       (159,864)
                                                        ------------       ------------

Net cash used in financing activities                     (3,175,687)        (3,309,539)
                                                        ------------       ------------

Net change in cash and cash equivalents                   (1,461,252)           355,967
Cash and cash equivalents at beginning
  of period                                                5,946,050          1,721,939
                                                        ------------       ------------

Cash and cash equivalents at end of period              $  4,484,798       $  2,077,906
                                                        ============       ============

Noncash investing transaction:
  Acquired stock of OSI Systems, Inc. in
  exchange for cancellation of a loan by
  the exercise of warrants issued as a
  condition of the loan                                                    $  2,500,000
                                                                           ============


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                 MARCH 31, 1998


1. In the opinion of the Registrant, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Scope Industries' financial position as of March 31, 1998 and June 30, 1997, and the results of its operations for the three and nine months ended March 31, 1998 and 1997. The accounting policies followed by the Company are set forth in Note 1 of its financial statements in its 1997 Annual Report which is incorporated by reference on Form 10-K.

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

        SFAS 128 became effective for the Registrant with its December 31, 1997 financial statements. All earnings per share data presented for prior periods has been restated to conform to the new standard.

        Diluted earnings per share is less than basic earnings per share because the assumed increase in the average number of common shares outstanding resulting from the assumed exercise of outstanding options in periods in which the average market price of the Registrant's common shares exceeded the related option exercise prices.

3. Quarterly results of operations are not necessarily indicative of the results to be expected for the full year.

4. Treasury bills consisted of the following: (at adjusted cost which approximates fair value)


                                                March 31          June 30
                                                  1998              1997
                                              -----------       ------------
       Held to maturity                       $                 $ 22,591,800
       Available for sale                      32,597,798            949,139
                                              -----------       ------------
                                              $32,597,798        $23,540,939
                                              ===========       ============


5. Inventories consisted of the following:


                                                     March 31         June 30
                                                       1998             1997
                                                   -----------       ----------
          Finished products                        $   196,597       $  255,850
          Raw materials                                 83,654          134,968
          Operating supplies                           186,876          193,583
                                                   -----------       ----------
                                                   $   467,127       $  584,401
                                                   ===========       ==========

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998
                                   (CONTINUED)


6. Investments consisted of the following:


                                          Net Unrealized
                                           Gains Before
                                           Provision For
                                 Cost      Income Taxes     Fair Value
                                 ----      ------------     ----------
    At March 31, 1998:
      Investments available
        for sale              $5,316,459   $26,483,860    $31,800,319 (a)
      Other equity
        investments            1,006,000                    1,006,000 (b)

    At June 30, 1997:
      Investments available
        for sale              $5,417,222   $10,122,484    $15,539,706
      Other equity
        investments            2,505,000                    2,505,000(a)(b)


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

        In accordance with Financial Accounting Standards Board (FASB) guidelines, the Registrant's March 31, 1998 financial statements classify the OSI holdings as "available for sale" investments whose fair value of $18,950,885 was determined by the March 31, 1998 closing bid price for OSI as reported by NASDAQ.

    (b) No quoted prices are available for these securities.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998
                                   (CONTINUED)


7. During the nine month period ended March 31, 1998, investment gains of $12,432,382 were recognized in the determination of income. Unrealized investment holding gains (excluded from income but reported, net of income taxes, as a separate component of shareowners' equity) increased by $9,936,376 to $17,933,860 at March 31, 1998 from $7,997,484 at June
        30, 1997.

        During the nine months ended March 31, 1997, investment gains of $17,309,726 were recognized and included as income. Unrealized investment holding gains, (excluded from income but reported, net of income taxes, as a separate component of shareowners' equity) decreased by $9,326,194 to $5,041,813 at March 31, 1997 from $14,368,007 at June
        30, 1996.

8. The provision for income taxes for the nine months ended March 31, 1998 represents an effective rate of 38.7% for federal and state income taxes. For the nine month period ended March 31, 1997 the effective rate for income taxes was 23.3%. In the 1997 period, deferred tax benefits were recognized, which reduced the provision for income taxes to an effective rate that was lower than statutory federal income tax rate.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net income for the third quarter ended March 31, 1998 increased 42.0% from the third quarter last year to $5,352,012 or $4.69 per share-diluted, compared to $3,768,095 or $3.15 per share. Total operating revenues for this year's third quarter were 11.5% less than the revenues for the same quarter last year. Waste Material Recycling segment sales for the current quarter fell 12.2% from last year's third quarter revenues. Tonnage volume in this year's third quarter was 6.5% less than tonnage for the same quarter last year. Unit selling prices were 6.3% below prices in last year's third quarter. Commodity prices for corn and other grains in the quarter just ended were below the prices that prevailed last year. Waste Material Recycling segment unit pricing closely follows these commodity prices. Operating costs for the Waste Material Recycling segment decreased 8.5% from the costs of the same quarter last year. The segment's sales revenues decline being greater than the reduction of costs, caused lower current quarter profit margins compared to the margins of the comparable quarter last year. Vocational School Group revenues this quarter were 0.6% above the revenues for the comparable quarter last year. The Group's operating costs for the quarter were 1.6% lower in the current quarter than in the comparable quarter last year.

Investment and other income for the quarter ended March 31, 1998 was $8,791,385 compared to $2,562,004 for the same three months last year. The investment income included gains of $8,304,221 from sales of investments during the current period and $1,891,071 in gains from investment sales in the prior year's third quarter. The major source of the gains in the current quarter was from dispositions of equity securities of Lone Star Industries, Inc.
that had been held for several years.

For the nine months ended March 31, 1998, net income was $8,968,647 or $7.78 per share-diluted. Last year's comparable nine months' net income was $17,953,949 or $15.00 per share. Revenues for the nine months ended March 31, 1998 were 18.0% below the revenues for the comparable nine months last year. Lower corn prices prevailing for the current year have caused unit selling prices of Dried Bakery Product to be 21.6% below last year's average selling price for the comparable nine months. Although volume of Dried Bakery Product has been comparable for the nine month periods, the lower unit prices have caused revenues to decline. The Waste Material Recycling segment continues to operate profitably but at lower margins. The Vocational Schools Group segment operated with a small net loss for the current nine month period compared to profitable operations for the comparable nine month period last year.

Investment and other income for the nine months ended March 31, 1998 was $13,805,497. This includes gains of $12,432,382 from sales of investments. Investment and other income was $19,033,221 including $17,309,726 of investment gains for the comparable nine months last year.

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

SFAS 128 became effective for the Company with the December 31, 1997 financial statements. All earnings per share data presented for prior periods has been restated to conform to the new standard. Diluted earnings per share is less than basic earnings per share because the assumed increase in the average number of common shares outstanding resulting from the assumed exercise of outstanding options in periods in which the average market price of the Company's common shares exceeded the related option exercise prices.


FINANCIAL POSITION

Working Capital was $35,325,975 at March 31, 1998. It was $28,928,722 at June 30, 1997. The working capital ratio at March 31, 1998 was 6.7 and at June 30, 1997 was 8.5.

During the nine months ended March 31, 1998, the Company sold investment securities whose aggregate proceeds totaled $15,367,847. A portion of the long term investment position in Lone Star Industries, Inc. has been liquidated. At March 31, 1998, investments held included $26,483,860 in unrealized gains based on fair values that exceed adjusted costs for investment securities. Shareowners' equity at March 31, 1998 reflects $17,933,860 for net unrealized gains on investments after a provision for deferred taxes. The unrealized holding gains are excluded from earnings.

The Company, as a result of its investment in OSI Systems, Inc. in 1990, was in October 1997, OSI's largest single shareholder although not a controlling shareholder. In October 1997, OSI Systems, Inc. completed an initial public offering of its common stock. The Company sold 227,097 shares of OSI as a participant in the public offering. A pre-tax gain of $2,518,378 was recognized on the transaction. The Company still holds 1,647,903 OSI Shares. As a condition of participating in the public offering, the Company agreed to refrain from disposing of any of its remaining shares for a period that expired on April 1, 1998. Upon the establishment of public stock trading of OSI in October 1997, the Company changed the classification of the investment holdings in OSI in accordance with Financial Accounting Standards Board (FASB) guidelines. The holding is now classified as an "available-for-sale" investment and is valued at fair value. Fair value of the OSI holdings at March 31, 1998 was $18,950,885 which was determined by the March 31, 1998 closing bid price for OSI as reported by NASDAQ.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)


TAXES

The provision for income taxes for the nine month period ended March 31, 1998 is $5,665,000 and represents an effective rate of 38.7% for federal and state income taxes. For the first nine months of the prior fiscal year, the income tax provision was $5,450,000 and the effective tax rate was 23.3%. Deferred tax benefits were recognized during the prior fiscal year, which reduced the provision for income taxes to an effective rate that was lower than the statuary federal income tax rate.


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

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


        Item 2. Increases and Decreases in Outstanding Securities and Indebtedness.

        Increases and decreases in outstanding equity securities in the nine months ending March 31, 1998 were as follows:


                                                                 Common Stock
                                                                 No Par Value
                                                                  ---------
                      Shares outstanding June 30, 1997            1,168,665

                      Shares purchased and retired
                        during the nine months                     (38,313)
                                                                  ---------
                      Shares outstanding March 31, 1998           1,130,352
                                                                  =========


        A corporate resolution requires the retirement of all reacquisitions of common stock. During the nine months ended March 31, 1998, the Registrant purchased and retired 38,313 shares of common stock at a cost of $2,042,335.

        Item 6. Exhibits and Reports on Form 8-K.

                (A)     Exhibits - None

                (B) No Form 8-K was filed for the quarter ended March 31, 1998.

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and accepting responsibility as the signatory.

                                       SCOPE INDUSTRIES

                                         (Registrant)



DATE:    May 6, 1998                   /s/ John J. Crowley
     ---------------------             -------------------------------------
                                       John J. Crowley, Vice President
                                         and Chief Financial Officer