Form 10-K
period 1998-06-30
SCOPE INDUSTRIES
filed 1998-09-23
CIK 87864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended                                        Commission File
    June 30, 1998                                                  Number 1-3552

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

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

The aggregate market value of the voting stock of Registrant held by nonaffiliates of Registrant on September 11, 1998 computed by reference to the closing sales price of such shares on such date was $24,405,323.

At September 11, 1998, 1,118,067 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                              Part of Form 10-K
                                                             into which document
                                                                incorporated
Document
Annual Report to Shareowners for the
  fiscal year ended June 30, 1998                            Parts I, II, and IV

Proxy Statement for the Annual Meeting of
  Shareholders to be held October 27, 1998                    Parts III and IV

                                TABLE OF CONTENTS
                             FORM 10-K ANNUAL REPORT
                     For the Fiscal Year Ended June 30, 1998

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


Waste Material Recycling Segment

In this business, the Registrant owns and operates plants under the name of Dext Company in: Los Angeles and San Jose, California; Baltimore, Maryland; Chicago, Illinois; Dallas, Texas; and Denver, Colorado. It also operates depots in California and New Jersey for the collection and transshipment of waste bakery materials to its processing plants. The Registrant's principal customers are dairies, feed lots, pet food manufacturers and poultry farms. The Registrant also owns and operates a plant in Vernon, California, in which bakery waste material is processed and converted into bread crumbs for human consumption. The principal customers are pre-packaged and restaurant supply food processors. This business depends upon the Registrant's ability to secure surplus and waste material, which it does under contract with bakeries and snack food manufacturers. The competition for securing the waste and surplus material is widespread and intensive.

This segment contributed between 80% and 84% of the sales and revenues of the Registrant for 1998, 1997 and 1996. The Waste Material Recycling segment has operated profitably for the three most recent fiscal years.

Capital expenditures for the Waste Material Recycling segment were $1,872,305 for fiscal 1998. Capital spending for this segment represented 71% of the Registrant's total capital expenditures for 1998. In 1997 and 1996, capital expenditures for this segment were $1,087,597 and $1,776,232, respectively. Capital expenditures for expansion and modernization of existing bakery waste material recycling operations are expected to continue. A new bakery waste recycling facility is being planned for the Chicago area and, when completed, will replace the existing Chicago facility. Cash flows from operations and liquid instrument holdings are expected to be adequate to meet fiscal 1999 capital expenditure needs.

The selling price of recycled bakery waste material is affected by fluctuating commodity prices, particularly corn. Feed commodity prices and the Registrant's average unit selling prices were approximately 19% lower in fiscal 1998 than they were in the prior fiscal year. Tonnage volume for fiscal 1998 was about 2% below the prior year. The lower selling prices caused profit margins to be substantially reduced for this business segment in 1998.

Vocational School Group Segment

Scope Beauty Enterprises, Inc., doing business as Marinello Schools of Beauty, is comprised of 13 beauty schools in which cosmetology and manicuring are taught. The schools are located in southern California and Nevada. In September 1998, two school locations are being combined and another school is relocating to a new, larger and more attractive facility. In its vocational beauty schools, the Registrant enrolls students who pay a tuition. Vocational programs and Federal grants are also utilized for the students' tuition. In addition, members of the public patronize the schools for hair styling and other cosmetological services, which are performed by students. There usually are competitive schools available to the public near each of the Registrant's schools.

This segment has contributed between 15% and 18% of the Registrant's total revenues for the past three years. In fiscal 1998 the segment incurred an operating loss of $52,893. The segment earned $85,693 and $127,229 in operating income for fiscal years 1997 and 1996, respectively.


Other Business

The Registrant owns various oil and gas royalty and working interests. Oil and gas revenues represented 2% or less of total sales and revenues in 1998, 1997 and 1996.

The Registrant owns various real estate, including 207 acres of land in Somis, Ventura County, California, purchased in 1979. Various options are being considered for the use or sale of the land. The Registrant also owns and manages various marketable securities, U.S. Treasury Bills and other short-term investments.

Investment income consists primarily of dividends, interest income and gains or losses on marketable securities. At June 30, 1998, the Registrant held $44,250,000 par value in U.S. Treasury Bills maturing in less than one year. In fiscal 1998, interest income from Treasury obligations amounted to $1,616,585.

Net gains from sale of securities of $23,290,926 and $17,313,454 were recognized in 1998 and 1997, respectively. A net loss of $87,802 was recognized in 1996. The gains and losses were from sales of marketable securities and from recognized losses on securities whose decline in value was deemed to be other than temporary of $245,000 and $749,900 in 1997 and 1996, respectively.


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

Unimproved Land     Somis, CA
                    Riverside, CA
                    Hodgkins, IL

Twelve beauty schools in southern California and one school in Nevada operate in leased properties. One collection depot for the Waste Material Recycling segment and the corporate administrative office operate in leased premises. No lease has a material effect on the Registrant's operations. For additional lease information, Note 4 to the Financial Statements in the 1998 Annual Report to Shareowners, page 12, is hereby incorporated by reference.


Item 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Registrant, any of its subsidiaries or any of their property, and none other than routine litigation incidental to the business, as noted in the 1998 Annual Report to Shareowners, Note 5 on page 12 which is hereby incorporated by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended June 30, 1998, no matters were submitted to a vote of the Shareowners of the Registrant, either through the solicitation of proxies, or otherwise.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

Reference is made to the information with respect to the principal market on which the Registrant's common stock is being traded, and the high and low sales prices for each quarterly period for the last two fiscal years set forth on page 2 and inside back cover of the Registrant's 1998 Annual Report to Shareowners and, by reference, such information is incorporated herein.

The number of holders of record of the Registrant's common stock as of July 31, 1998, based on a listing of the Registrant's Transfer Agent, was 84.

Reference is made to the information regarding the dividends declared during the past two years with respect to the Registrant's common stock set forth on page 2 of the Registrant's 1998 Annual Report to Shareowners and, by reference, such information is incorporated herein. Dividends per share were paid in September 1996 ($0.25), January 1997 ($1.00), January 1998 ($1.00) and June 1998 ($0.25).

Item 6.  SELECTED FINANCIAL DATA

Reference is made to the financial data with respect to the Registrant set forth on the inside front cover of the Registrant's 1998 Annual Report to Shareowners and, by reference, such financial data is incorporated herein.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 3 and 4 of the Registrant's 1998 Annual Report to Shareowners and, by reference, such information is incorporated herein.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and its subsidiaries included in its Annual Report to Shareowners for the year ended June 30, 1998 are incorporated herein by reference:

Consolidated Balance Sheets - June 30, 1998 and 1997
Consolidated Statements of Income - Years ended June 30, 1998, 1997 and 1996 Consolidated Statements of Cash Flows - Years ended June 30, 1998, 1997 and 1996 Consolidated Statements of Shareowners' Equity - Years ended June 30, 1998, 1997 and 1996
Notes to Consolidated Financial Statements

Unaudited Quarterly Financial Data shown on page 2 of the Registrant's 1998 Annual Report to Shareowners for the years ended June 30, 1998 and 1997 is incorporated herein by reference.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURES

The Registrant did not change accountants and there were no disagreements on any matters involving accounting principles or financial statement disclosures during the two-year period ended June 30, 1998.


                                    PART III

Reference is made to the definitive Proxy Statement pursuant to Regulation 14A, which involves the election of directors at the Annual Meeting of Shareowners to be held on October 27, 1998, which was filed with the Securities and Exchange Commission on September 11, 1998 and, by such reference, said Proxy Statement is incorporated herein in response to the information called for by Part III (ITEM
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

The following additional information is furnished in response to Item 10:

Executive Officers of the Registrant

The name, age, position and business experience of each of the executive officers of the Registrant as of June 30, 1998 are listed below:

                                     Business Experience
Name, Age and Position               During Past Five Years
----------------------               ----------------------
Meyer Luskin, 72                   Chairman, President and Chief
Chairman of the Board              Executive Officer since 1961;
President and Chief Executive      responsible primarily for the
Officer                            formation of overall corporate
                                   policy and operations of the main
                                   business segments.


F. Duane Turney, 51                Chief Operating Officer of Vocational
President of Subsidiary            School Group segment since July 1991;
(Scope Beauty Enterprises, Inc.)   responsible for operations of beauty
                                   schools.


John J. Crowley, 65                Vice President-Finance and Chief
Vice President-Finance and         Financial Officer since 1987;
Chief Financial Officer            responsible primarily for the overall
                                   corporate  accounting  and financial
                                   policies and procedures and a variety
                                   of  treasury  functions.  Mr. Crowley
                                   is a Certified Public Accountant.



Eleanor R. Smith, 66               Controller since 1974, Assistant
Secretary and Controller           Secretary, 1978-1986, Secretary
and Chief Accounting Officer       since 1986; responsible for financial
                                   reporting and record keeping,
                                   internal controls, systems and
                                   procedures, as well as corporate
                                   secretarial functions.

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


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) The following financial statements of the Registrant, together with the Independent Auditors' Report, included as part of the Registrant's 1998 Annual Report to Share-owners, on pages 5 through 16 thereof, are incorporated by reference and filed herewith as part of Item 8 of this report:

               Independent Auditors' Report
               Consolidated Balance Sheets at June 30, 1998 and 1997 Consolidated Statements of Income for the years ended June 30, 1998, 1997 and 1996
               Consolidated Statements of Cash Flows for the years
                 ended June 30, 1998, 1997 and 1996
               Consolidated Statements of Shareowners' Equity for the
                 years ended June 30, 1998, 1997 and 1996
               Notes to Consolidated Financial Statements

     (2)  Independent Auditors' Report on Schedule

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

        (13)    Annual Report to Shareowners

        (21)    Subsidiaries of Registrant

        (22) Proxy Statement for the Annual Meeting of Shareowners to be held on October 27, 1998 which was filed with the Securities and Exchange Commission on September 11, 1998 and by reference such information is incorporated herein in response to the information called for by Part III (ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11, EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

        (23)    Independent Auditors' Consent

        (27)    Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SCOPE INDUSTRIES

                                   BY   /s/ John J. Crowley          09-18-98
                                        -------------------------    --------
                                        John J. Crowley               Date
                                        Vice President-Finance and
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                   Title                       Date

/s/ Meyer Luskin              Chairman of the Board          09-18-98
-----------------------     President, Chief Executive      ----------
Meyer Luskin                   Officer and Director



/s/ John J. Crowley           Vice President-Finance         09-18-98
-----------------------       Chief Financial Officer       ----------
John J. Crowley            (Principal Financial Officer)



/s/ Eleanor R. Smith         Secretary and Controller        09-18-98
-----------------------   (Principal Accounting Officer)    ----------
Eleanor R. Smith



/s/ Robert Henigson                  Director                09-18-98
-----------------------                                     ----------
Robert Henigson



/s/ William H. Mannon                Director                09-18-98
-----------------------                                     ----------
William H. Mannon



/s/ Franklin Redlich                 Director                09-18-98
-----------------------                                     ----------
Franklin Redlich



/s/ Paul D. Saltman, Ph.D.          Director                 09-18-98
-----------------------                                     ----------
Paul D. Saltman, Ph.D.


INDEPENDENT AUDITORS' REPORT


Board of Directors and
  Shareowners
Scope Industries
Santa Monica, California


We have audited the consolidated financial statements of Scope Industries and subsidiaries as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated August 21, 1998; such financial statements and report are included in the 1998 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Scope Industries and subsidiaries, listed in Item 14(a)(3). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Los Angeles, California
August 21, 1998

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  JUNE 30, 1998

                                                              ADDITIONS
                                        BALANCE
                                           AT          CHARGED        CHARGED                           BALANCE
                                        BEGINNING      TO COSTS       TO OTHER                          AT END
          DESCRIPTION                   OF PERIOD      EXPENSES       ACCOUNTS       DEDUCTIONS         OF PERIOD

YEAR ENDED JUNE 30, 1998:

Allowance for doubtful accounts -
  accounts receivable                   $159,167       $116,298       $      0       $ 70,147 (a)       $205,318


YEAR ENDED JUNE 30, 1997:

Allowance for doubtful accounts -
  accounts receivable                   $149,180       $ 13,139       $      0       $  3,152 (a)       $159,167

Valuation Allowances -
  notes receivable                      $700,000       $      0       $      0       $700,000 (b)       $      0


YEAR ENDED JUNE 30, 1996:

Allowance for doubtful accounts -
  accounts receivable                   $298,834       $ 16,908       $      0       $166,562 (a)       $149,180

Valuation allowances -
  notes receivable                      $700,000       $      0       $      0       $      0           $700,000



(a) Uncollectible accounts charged against allowance, net of bad debt recoveries.

(b)     Valuation allowance credit - note collected in full.