Form 10-Q
period 1998-09-30
SCOPE INDUSTRIES
filed 1998-11-12
CIK 87864

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                          Commission File
 September 30, 1998                                              Number 1-3552


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_No___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                 Outstanding at October 27, 1998
Common Stock, no par value                                  1,117,567

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
                                                                           ----
         Part I.   Financial Information:

                   Consolidated Balance Sheets -
                     September 30, 1998 and June 30, 1998            3

                   Consolidated Statements of Income -
                     Three Months Ended
                     September 30, 1998 and 1997                     4

                   Consolidated Statements of Cash Flows -
                     Three Months Ended
                     September 30, 1998 and 1997                     5

                   Notes to Consolidated Financial Statements        6

                   Management's Discussion and Analysis of
                     Results of Operations and
                     Financial Condition                             8



         Part II.  Other Information:

                   Item 2.  Increases and Decreases in
                            Outstanding Securities and
                            Indebtedness                            10

                   Item 4.  Submission of Matters to a Vote of
                            Security Holders                        10

                   Item 5.  Other Information                       10

                   Item 6.  Exhibits and Reports on Form 8-K        10

                   Signatures                                       11


                          PART I. FINANCIAL INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 30          JUNE 30
                                                             1998                 1998
                                                          ------------          --------
                                                           (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $   440,660        $   755,904
  Treasury bills available for sale-at
    fair value                                             41,921,037         43,024,640
  Accounts and notes receivable, less allowance
    for doubtful accounts of $207,318 at September
    30, 1998 and $205,318 at June 30, 1998                  1,571,379          1,618,150
  Inventories                                                 752,986            662,399
  Deferred income taxes                                       700,000            700,000
  Prepaid expenses and other current assets                 1,164,727            459,465
                                                          -----------        -----------
    TOTAL CURRENT ASSETS                                   46,550,789         47,220,558
                                                          -----------        -----------

NOTES RECEIVABLE                                            1,060,365            897,829
                                                          -----------        -----------

PROPERTY AND EQUIPMENT:
  Machinery and equipment                                  23,782,656         23,407,396
  Land, buildings and improvements                         10,670,526         10,581,881
                                                          -----------        -----------
                                                           34,453,182         33,989,277
  Less accumulated depreciation and amortization           23,790,931         23,304,941
                                                          -----------        -----------
                                                           10,662,251         10,684,336
                                                          -----------        -----------

OTHER ASSETS:
  Deferred charges and other assets                           407,435            244,590
  Investments available for sale-at fair value             13,364,262         17,326,799
  Other equity investments-at cost                          2,006,002          2,006,002
                                                          -----------        -----------
                                                           15,777,699         19,577,391
                                                          -----------        -----------
                                                          $74,051,104        $78,380,114
                                                          ===========        ===========

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Bank Overdraft                                          $   276,195        $
  Accounts payable                                          1,012,605          1,050,796
  Other accrued liabilities                                 1,412,875          1,359,136
  Accrued payroll and related employee benefits               530,785            705,604
  Income taxes payable                                        440,181            475,506
                                                          -----------        -----------
      TOTAL CURRENT LIABILITIES                             3,672,641          3,591,042
                                                          -----------        -----------

DEFERRED INCOME TAXES                                       2,110,000          3,635,000
                                                          -----------        -----------
                                                            5,782,641          7,226,042
                                                          -----------        -----------
SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
    authorized; shares issued and outstanding
    September 30, 1998      1,118,067
    June 30, 1998          1,122,842                        4,138,462          4,138,462
  Retained earnings                                        57,305,399         57,635,588
  Net unrealized gain on investments                        6,824,602          9,380,022
                                                          -----------        -----------
                                                           68,268,463         71,154,072
                                                          -----------        -----------
                                                          $74,051,104        $78,380,114
                                                          ===========        ===========

The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30
                                          -----------------------------
                                              1998              1997
                                              ----              ----
REVENUES:
  Sales                                   $ 4,027,175       $ 5,357,564
  Vocational school revenues                1,124,205         1,137,241
                                          -----------       -----------
                                            5,151,380         6,494,805
                                          -----------       -----------


OPERATING COSTS AND EXPENSES:
  Cost of sales                             3,437,590         3,687,645
  Vocational school expenses                  897,473           901,160
  Depreciation and amortization               510,067           519,577
  General and administrative                  940,960         1,086,475
                                          -----------       -----------
                                            5,786,090         6,194,857
                                          -----------       -----------
                                             (634,710)          299,948

Investment and other income                   684,362           429,867
                                          -----------       -----------

Income before income taxes                     49,652           729,815
Provision for income taxes                     45,000           315,000
                                          -----------       -----------

NET INCOME                                $     4,652       $   414,815
                                          ===========       ===========

NET INCOME PER SHARE - BASIC              $      0.00       $      0.36

NET INCOME PER SHARE - DILUTED            $      0.00       $      0.35

Average shares outstanding - Basic          1,120,111         1,160,587
Dilutive effect of stock options               10,391             8,368
                                          -----------       -----------
Average shares outstanding - Diluted        1,130,502         1,168,954


The accompanying notes are an integral part of these statements.

                       SCOPE INDUSTRIES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30
                                                            1998             1997
                                                            ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $      4,652       $    414,815
Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                            510,067            519,577
    Gains on investments available for sale                   (7,942)
    (Gains) losses on sale of equipment                      (41,251)            18,046
    Deferred income taxes                                    (50,000)           (45,000)
Changes in operating assets and liabilities:
    Accounts and notes receivable                             39,235             26,054
    Inventories                                              (90,587)           (67,931)
    Prepaid expenses and other current assets               (705,262)           (77,111)
    Accounts payable and accrued liabilities                (159,271)          (615,159)
    Income taxes payable                                     (35,325)           (27,463)
    Other assets                                              22,155             10,063
                                                        ------------       ------------

Net cash flows (used in) from operating activities          (513,529)           155,891
                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of U.S. Treasury bills                           (8,896,397)        (8,181,827)
Maturities of U.S. Treasury bills                         10,000,000          6,750,000
Purchase of property and equipment                          (635,213)          (282,893)
Disposition of property and equipment                        188,482             53,798
Purchase of investments available for sale                  (108,924)           (60,147)
Purchase of other equity investments                                         (1,001,000)
Disposition of investments available for sale                 48,983
Purchase of long-term note receivable
  and other investment                                      (340,000)          (428,800)
                                                        ------------       ------------

Net cash flows from (used in) investing activities           256,931         (3,150,869)
                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchases of common stock                                 (334,841)        (1,680,276)
Change in bank overdraft                                     276,195             55,489
                                                        ------------       ------------
Net cash used in financing activities                        (58,646)        (1,624,787)
                                                        ------------       ------------

Net decrease in cash
 and cash equivalents                                       (315,244)        (4,619,765)
Cash and cash equivalents at beginning
  of period                                                  755,904          5,946,050
                                                        ------------       ------------
Cash and cash equivalents at end of period              $    440,660       $  1,326,285
                                                        ============       ============


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998


1. The accompanying interim consolidated financial statements of Scope Industries are unaudited. The consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position as of September 30, 1998 and June 30, 1998, and the results of its operations and cash flows for the three months ended September 30, 1998 and 1997. The accounting policies followed by the Company are set forth in Note 1 of its financial statements in its 1998 Annual Report which is incorporated by reference on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2. Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Other comprehensive income for the Company is comprised of changes in unrealized holding gains or losses on investments available for sale, net of taxes and when combined with net income, results in comprehensive net income. Comprehensive income disclosure is presented in Note 6.

3.      Treasury bills consisted of the following:

                                                   September 30        June 30
                                                       1998              1998
                                                       ----              ----

          At adjusted cost which approximates
            fair value                             $41,921,037       $43,024,640
          At par value                              43,000,000        44,250,000

4.      Inventories consisted of the following:

                                                   September 30        June 30
                                                       1998              1998
                                                       ----              ----

          Finished products                        $   288,452        $  276,320
          Raw materials                                276,010           207,862
          Operating supplies                           188,524           178,217
                                                   -----------        ----------
                                                   $   752,986        $  662,399
                                                   ===========        ==========

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998
                                   (CONTINUED)


5.      Investments consisted of the following:

                                                Net Unrealized
                                                 Gains Before
                                                Provision For
                                       Cost      Income Taxes      Fair Value
                                       ----     --------------     ----------
At September 30, 1998:
   Investments available
     for sale                      $ 3,139,659    $10,224,603     $13,364,262
   Other equity investments          2,006,002                      2,006,002(a)


At June 30, 1998:
   Investments available
     for sale                      $ 3,071,776    $14,255,023     $17,326,799
   Other equity investments          2,006,002                      2,006,002(a)

        (a) No quoted prices are available for these securities

6.      Comprehensive income consisted of the following:

                                          Three Months Ended
                                             September 30
                                          -------------------
                                          1998           1997
                                          ----           ----
Net income                           $     4,652     $   414,815

Unrealized holding (losses) gains
  arising during the period,
  net of income taxes                 (2,552,478)      2,597,760

Reclassify gains realized and
  included in net income,
  net of income taxes                     (2,942)
                                     -----------     -----------
Other comprehensive (loss) income     (2,555,420)      2,597,760
                                     -----------     -----------
Comprehensive (loss) income          $(2,550,768)    $ 3,012,575
                                     ===========     ===========

7. The provision for income taxes for the three months ended September 30, 1998 is 90.6% of the income before taxes. The determination of the provision for income taxes considers certain permanent differences between taxable income and income as reported using generally accepted accounting methods. Those differences sometimes cause distortions in the relationships between income before income taxes and the provision for income taxes. For the three month period ended September 30, 1997 the effective rate for income taxes was 43.2%.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

For the first quarter ended September 30, 1998, net income was down 98.9% from the first quarter of last year. Net income in the current quarter was $4,652 which, on a per share basis was $0.00. Last year's first quarter net income was $414,815 or $0.35 per share. Total operating revenues for this year's first quarter were 20.7% less than the revenues for the same quarter last year. Waste Material Recycling segment sales for the current quarter fell 24.3% from last year's first quarter revenues. Unit selling prices were for the second year in a row, dramatically below the comparable year earlier prices due to steadily dropping price levels for corn and other animal feed commodities, which recycled bakery waste material prices must compete with. The average price received for materials sold in this year's first quarter was 17.0% below last year's first quarter average price. Tonnage sold in the current quarter was 8.8% below last year's first quarter. Vocational School Group revenues this quarter were 1.1% below the comparable quarter last year. Operating costs for the Waste Material Recycling segment were 7.0% lower in the current quarter than for the same quarter last year. Waste Material Recycling operations were not profitable for the quarter. The Waste Material Recycling segment had completed 23 consecutive profitable quarters prior to experiencing a loss for this year's first quarter, highlighting the impact of lower selling prices. The Vocational School Group operations reported small losses in both the current quarter and the comparable quarter last year. Consolidated operations for the first quarter of the current year resulted in a loss as opposed to earnings for the first quarter of last year.

Investment and other income for the three months ended September 30, 1998 was 59.2% higher than for the same three months last year. Interest income from US Treasury bills comprised most of the investment income for both quarterly periods.

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Changes in unrealized gains or losses on investments available for sale are included as other comprehensive income and when combined with net income, results in comprehensive income. During the quarter ended September 30, 1998, unrealized holding gains, net of income taxes, decreased from $9,380,022 to $6,824,602 (loss of $2,555,420). This other comprehensive income (loss), together with the net income for the quarter of $4,652 resulted in comprehensive income (loss) for the quarter of $2,550,768. Comprehensive income for the quarter ended September 30, 1997 was $3,012,575.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)


FINANCIAL CONDITION

Working Capital was $42,878,148 at September 30, 1998. It was $43,629,516 at June 30, 1998. The working capital ratio at September 30, 1998 was 12.7 and was
13.1 at June 30, 1998.


TAXES

The provision for income taxes for the three month period ended September 30, 1998 is $45,000. This provision for income taxes is 90.6% of income before taxes. Certain permanent differences between taxable income and the income determined by using generally accepted accounting methods, cause an unusual relationship between income before income taxes and the provision for income taxes. For the first three months of the prior fiscal year, the income tax provision was 43.2% of the reported income before income taxes.


YEAR 2000

The Company has undertaken a review of its computer systems and computer applications to identify those which could be affected by "Year 2000" problems. Based on the review and associated testing, the Company believes that its financial data and reporting systems are "Year 2000" ready. The Company also believes its operating systems will not have serious concerns in this regard and are capable of operating in alternative modes that could circumvent "Year 2000" problems. The Company is continuing to review and test its systems and to monitor vendors and service providers to determine what impact may result from the "Year 2000" issue and if action or additional planning is needed. Risks exist that could severely effect the Company's ongoing business should serious failures or interruptions occur in services from utilities, banks, government agencies, government Student Aid funding programs, securities markets or others. Expenses incurred to date to correct "Year 2000" problems have not been material and it is anticipated that no significant additional costs will be incurred with regard to "Year 2000" issues.


FORWARD LOOKING STATEMENTS

Forward looking statements included in this Management's Discussion and Analysis of Operations and Financial Condition and included elsewhere in this quarterly report, are subject to risks and uncertainties that could affect actual future results. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Potential risk and uncertainties include, but are not limited to, general business conditions, unusual volatility in equity and interest rate markets and in competing commodity markets, disruptions in the availability or pricing or raw materials, transportation difficulties, changing governmental educational aid policies, or disruption of operations due to unavailability of fuels or from acts of God.

                           PART II. OTHER INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES


Item 2. Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the three months ending September 30, 1998 were as follows:

                                                Common Stock
                                                No Par Value
                                                ------------

Shares outstanding June 30, 1998                  1,122,842

Shares purchased and retired
  during the three months                            (4,775)
                                                 ----------
Shares outstanding September 30, 1998             1,118,067
                                                 ==========

A corporate resolution requires the retirement of all reacquisitions of common stock. During the three months ended September 30, 1998, the Company purchased and retired 4,775 shares of common stock at a cost of $334,841.

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareowners held on October 27, 1998 with 1,120,967 shares entitled to vote, five directors were elected to serve for the ensuing year and until their successors have been elected and qualified.

                                 VOTES        VOTES        ABSTAINED
               DIRECTORS          FOR       WITHHELD      FROM VOTING        TOTAL
               ---------         -----      --------      -----------        -----
          Robert Henigson      1,106,301                       15          1,106,316
          Meyer Luskin         1,106,301                       15          1,106,316
          William H. Mannon    1,106,301                       15          1,106,316
          Franklin Redlich     1,106,301                       15          1,106,316
          Paul D. Saltman      1,106,251       50              15          1,106,316

Item 5. Other Information.

On October 27, 1998 the Company's board of directors declared a regular dividend of $1.00 per share payable on January 5, 1998 to shareowners of record at November 30, 1998.

Item 6. Exhibits and Reports on Form 8-K.

        (A) Exhibits - None

        (B) No Form 8-K was filed for the quarter ended September 30, 1998.

                        SCOPE INDUSTRIES AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and accepting responsibility as the signatory.

                                              SCOPE INDUSTRIES

                                                (Registrant)



DATE: November 12, 1998                       /s/ John J. Crowley
                                            ------------------------
                                            John J. Crowley, Vice President
                                              and Chief Financial Officer