Form 10-Q
period 1998-12-31
SCOPE INDUSTRIES
filed 1999-02-12
CIK 87864

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                  Commission File
  December 31, 1998                                     Number 1-3552
  -----------------                                     -------------


                                SCOPE INDUSTRIES
             (Exact name of Registrant as specified in its charter)


           California                                                 95-1240976
-------------------------------                                 ----------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)


233 Wilshire Blvd., Ste.310, Santa Monica, CA                              90401
(Address of principal executive office)                               (ZIP Code)


Registrant's telephone number, including area code                (310) 458-1574
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                            Outstanding at January 25, 1999
--------------------------                 -------------------------------
Common Stock, no par value                           1,116,367

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                                      INDEX


                                                                          PAGE
                                                                          ----
           Part I.   Financial Information:

                     Consolidated Balance Sheets -
                       December 31, 1998 and June 30, 1998                  3

                     Consolidated Statements of Operations -
                       Three Months Ended
                       December 31, 1998 and 1997                           4

                     Consolidated Statements of Operations -
                       Six Months Ended
                       December 31, 1998 and 1997                           5

                     Consolidated Statements of Cash Flows -
                       Six Months Ended
                       December 31, 1998 and 1997                           6

                     Notes to Consolidated Financial Statements             7

                     Management's Discussion and Analysis of
                       Results of Operations and
                       Financial Condition                                  9



           Part II.  Other Information:

                     Item 2.  Increases and Decreases in
                              Outstanding Securities and
                              Indebtedness                                 11

                     Item 5.  Other Information                            12

                     Item 6.  Exhibits and Reports on Form 8-K             12

                     Signatures                                            12

                                    PART I. FINANCIAL INFORMATION
                                  SCOPE INDUSTRIES AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS


                                                      DECEMBER 31       JUNE 30
                                                          1998           1998
                                                      -----------     -----------
                                                      (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $ 1,040,345     $   755,904
  Treasury bills available for sale-at
    fair value                                         41,013,273      43,024,640
  Accounts and notes receivable, less allowance
    for doubtful accounts of $194,814 at December
    31, 1998 and $205,318 at June 30, 1998              1,445,400       1,618,150
  Inventories                                             569,994         662,399
  Deferred income taxes                                   710,000         700,000
  Prepaid expenses and other current assets             1,145,358         459,465
                                                      -----------     -----------
    TOTAL CURRENT ASSETS                               45,924,370      47,220,558
                                                      -----------     -----------

NOTES RECEIVABLE                                        1,046,518         897,829
                                                      -----------     -----------

PROPERTY AND EQUIPMENT:
  Machinery and equipment                              24,148,047      23,407,396
  Land, buildings and improvements                     10,580,292      10,581,881
                                                      -----------     -----------
                                                       34,728,339      33,989,277
  Less accumulated depreciation and amortization       24,109,850      23,304,941
                                                      -----------     -----------
                                                       10,618,489      10,684,336
                                                      -----------     -----------

OTHER ASSETS:
  Deferred charges and other assets                       471,122         244,590
  Investments available for sale-at fair value         13,523,332      17,326,799
  Other equity investments-at cost                      2,006,002       2,006,002
                                                      -----------     -----------
                                                       16,000,456      19,577,391
                                                      -----------     -----------
                                                      $73,589,833     $78,380,114
                                                      ===========     ===========

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $   956,525     $ 1,050,796
  Other accrued liabilities                             2,482,718       1,359,136
  Accrued payroll and related employee benefits           523,861         705,604
  Income taxes payable                                    187,431         475,506
                                                      -----------     -----------
    TOTAL CURRENT LIABILITIES                           4,150,535       3,591,042
                                                      -----------     -----------

DEFERRED INCOME TAXES                                   2,285,000       3,635,000
                                                      -----------     -----------
                                                        6,435,535       7,226,042
                                                      -----------     -----------
SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
    authorized; shares issued and outstanding
    December 31, 1998 1,116,367
    June 30, 1998 1,122,842                             4,161,300       4,138,462
  Retained earnings                                    55,777,650      57,635,588
  Net unrealized gain on investments                    7,215,348       9,380,022
                                                      -----------     -----------
                                                       67,154,298      71,154,072
                                                      -----------     -----------
                                                      $73,589,833     $78,380,114
                                                      ===========     ===========


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               THREE MONTHS ENDED
                                                   DECEMBER 31
                                          ----------------------------
                                             1998              1997
                                          -----------      -----------
REVENUES:
  Sales                                   $ 3,964,808      $ 5,708,983
  Vocational school revenues                1,178,696        1,155,933
                                          -----------      -----------
                                            5,143,504        6,864,916
                                          -----------      -----------


OPERATING COSTS AND EXPENSES:
  Cost of sales                             3,693,832        3,976,905
  Vocational school expenses                  899,990          884,509
  Depreciation and amortization               520,522          516,119
  General and administrative                  960,053          979,808
                                          -----------      -----------
                                            6,074,397        6,357,341
                                          -----------      -----------
                                             (930,893)         507,575

Investment and other income                   607,809        4,584,245
                                          -----------      -----------

Income (loss) before income taxes            (323,084)       5,091,820
Provision (benefit) for income taxes          (85,000)       1,890,000
                                          -----------      -----------

NET INCOME (LOSS)                         $  (238,084)     $ 3,201,820
                                          ===========      ===========

NET INCOME (LOSS) PER SHARE - BASIC       $     (0.21)     $      2.82

NET INCOME (LOSS) PER SHARE - DILUTED     $     (0.21)     $      2.80

Average shares outstanding - Basic          1,117,242        1,134,102
Dilutive effect of stock options                9,391            9,508
                                          -----------      -----------
Average shares outstanding - Diluted        1,126,633        1,143,610

Cash dividends declared per share         $      1.00      $      1.00


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 SIX MONTHS ENDED
                                                    DECEMBER 31
                                          ------------------------------
                                             1998               1997
                                          ------------      ------------

REVENUES:
  Sales                                   $  7,991,983      $ 11,066,547
  Vocational school revenues                 2,302,901         2,293,174
                                          ------------      ------------
                                            10,294,884        13,359,721
                                          ------------      ------------


OPERATING COSTS AND EXPENSES:
  Cost of sales                              7,131,422         7,664,550
  Vocational school expenses                 1,797,463         1,785,669
  Depreciation and amortization              1,030,589         1,035,696
  General and administrative                 1,901,013         2,066,283
                                          ------------      ------------
                                            11,860,487        12,552,198
                                          ------------      ------------
                                            (1,565,603)          807,523

Investment and other income                  1,292,171         5,014,112
                                          ------------      ------------

Income (loss) before income taxes             (273,432)        5,821,635
Provision (benefit) for income taxes           (40,000)        2,205,000
                                          ------------      ------------

NET INCOME (LOSS)                         $   (233,432)     $  3,616,635
                                          ============      ============

NET INCOME (LOSS) PER SHARE - BASIC       $      (0.21)     $       3.15

NET INCOME (LOSS) PER SHARE - DILUTED     $      (0.21)     $       3.12

Average shares outstanding - Basic           1,118,763         1,148,915
Dilutive effect of stock options                 9,610             8,973
                                          ------------      ------------
Average shares outstanding - Diluted         1,128,373         1,157,888

Cash dividends declared per share         $       1.00      $       1.00


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                   DECEMBER 31
                                                         ------------------------------
                                                             1998              1997
                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                        $   (233,432)     $  3,616,635
Adjustments to reconcile net income (loss) to net
  cash flows from operating activities:
    Depreciation and amortization                           1,030,589         1,035,696
    Gains on investments available for sale                   (10,258)       (4,128,161)
    (Gains) losses on sale of equipment                       (45,534)           18,435
    Deferred income taxes                                    (145,000)         (120,000)
Changes in operating assets and liabilities:
    Accounts and notes receivable                             179,061          (272,493)
    Inventories                                                92,405           166,412
    Prepaid expenses and other current assets                (685,893)         (218,942)
    Accounts payable and accrued liabilities                  847,568           758,166
    Income taxes payable                                     (288,075)          (35,963)
    Other assets                                               (6,532)            4,423
                                                         ------------      ------------
Net cash flows from operating activities                      734,899           824,208
                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of U.S. Treasury bills                           (16,988,633)      (22,872,420)
Maturities of U.S. Treasury bills                          19,000,000        18,750,000
Purchase of property and equipment                         (1,112,700)         (632,038)
Disposition of property and equipment                         193,492            53,409
Purchase of long-term notes receivable                       (340,000)         (658,800)
Purchase of investments available for sale                   (319,049)         (335,703)
Purchase of other equity investments                                         (1,001,000)
Proceeds from sale of investments available for sale          718,100         4,979,967
                                                         ------------      ------------
Net cash flows from (used in) investing activities          1,151,210        (1,716,585)
                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends to shareowners                                   (1,117,967)       (1,133,352)
Repurchases of common stock                                  (506,539)       (1,857,602)
Proceeds from stock options exercised                          22,838
Change in bank overdraft                                                         66,896
                                                         ------------      ------------
Net cash used in financing activities                      (1,601,668)       (2,924,058)
                                                         ------------      ------------

Net change in cash and cash equivalents                       284,441        (3,816,435)
Cash and cash equivalents at beginning
  of period                                                   755,904         5,946,050
                                                         ------------      ------------
Cash and cash equivalents at end of period               $  1,040,345      $  2,129,615
                                                         ============      ============


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1998


1. The accompanying interim consolidated financial statements of Scope Industries are unaudited. The consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position as of December 31, 1998 and June 30, 1998, and the results of its operations and cash flows for the six months ended December 31, 1998 and 1997. The accounting policies followed by the Company are set forth in Note 1 of its financial statements in its 1998 Annual Report which is incorporated by reference on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

3.       Treasury bills consisted of the following:


                                        December 31       June 30
                                           1998            1998
                                        -----------     -----------
At adjusted cost which approximates
  fair value                            $41,013,273     $43,024,640
At par value                             41,750,000      44,250,000


4. Inventories consisted of the following:


                      December 31   June 30
                         1998         1998
                      -----------   --------
Finished products      $196,122     $276,320
Raw materials           198,357      207,862
Operating supplies      175,515      178,217
                       --------     --------
                       $569,994     $662,399
                       ========     ========

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1998
                                   (CONTINUED)


5. Investments consisted of the following:


                                             Net Unrealized
                                              Gains Before
                                              Provision For
                                  Cost        Income Taxes       Fair Value
                                  ----        ------------       ----------
At December 31, 1998:
---------------------
   Investments available
     for sale                   $ 2,682,984     $10,840,348     $13,523,332
   Other equity investments       2,006,002                       2,006,002 (a)

At June 30, 1998:
-----------------
   Investments available
     for sale                   $ 3,071,776     $14,255,023     $17,326,799
   Other equity investments       2,006,002                       2,006,002 (a)


         (a) No quoted prices are available for these securities.

         Gains of $10,258 and $4,128,161 from sales of investments were included in the determination of the respective loss and net income for the six month period ended December 31, 1998 and 1997.

6.       Comprehensive income consisted of the following:


                                          Six Months Ended
                                             December 31
                                      ------------------------------
                                         1998              1997
                                      ------------      ------------
Net (loss) income                     $   (233,432)     $  3,616,635

Unrealized holding (losses) gains
  arising during the period,
  net of income taxes                   (2,159,416)       15,218,985

Reclassify gains realized and
  included in net income,
  net of income taxes                       (5,258)       (2,563,161)
                                      ------------      ------------
Other comprehensive (loss) income       (2,164,674)       12,655,824
                                      ------------      ------------
Comprehensive (loss) income           $ (2,398,106)     $ 16,272,459
                                      ============      ============


7. The benefit for income taxes for the six months ended December 31, 1998 is 14.6% of the loss before taxes. The determination of the benefit or provision for income taxes considers certain permanent differences between taxable income or loss and income or loss as reported using generally accepted accounting methods. Those differences sometimes cause distortions in the relationships between income or loss before income taxes and the benefit or provision for income taxes. For the six month period ended December 31, 1997 the effective rate for income taxes was 37.9%.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The Company's second fiscal quarter ended December 31, 1998 resulted in a net loss of $238,084 which is a $0.21 loss per share-diluted. For the second quarter last year, net income was $3,201,820, which was $2.80 per share-diluted. Total operating revenues for this year's second quarter were 25% below the revenues for the same quarter last year. Waste Material Recycling segment revenues in the current quarter dropped 27% from last year's second quarter revenues. The segment's reduced revenues were a result of unit selling prices falling 27% from the year earlier average price level. Selling prices of Dried Bakery Product closely track corn prices as they are competitive feed commodities. Cash corn prices during the quarter ending December 1998 averaged 76% of year earlier prices. Vocational School Group revenues for the quarter were 2% above revenues for the same quarter last year. Operating costs for the Waste Material Recycling segment dropped 7% compared to the same quarter last year. Vocational School Group operating costs were 2% higher in the current quarter than in the comparable quarter last year. The dramatic selling price drop for the Waste Material Recycling segment production, accompanied by costs that were reduced but not to the same extent as the drop in sales prices, resulted in an operating loss for the segment. Vocational School operations for the quarter were profitable. For the comparable quarter last year, operations in both the Waste Material Recycling segment and the Vocational School Group segment were profitable.

Investment and other income for the quarter ended December 31, 1998 is $607,809 compared to $4,584,245 for the same three months last year. Investment income for the current quarter is comprised primarily of interest income. The year earlier quarter included gains of $4,128,161 from sales of investments.

For the six months ended December 31, 1998, the Company incurred a net loss of $233,432 or $0.21 loss per share-diluted. For the comparable six months in the prior year, net income was $3,616,635 or $3.12 per share-diluted. Revenues for the six months ended December 31, 1998 were 23% less than revenues for the comparable six months last year. The reduced revenue in the current six month period is a result of lower product prices realized in the Waste Material Recycling segment in this year's six month period compared to prices that prevailed for the six month period last year. Corn prices have been lower during the current six month period than the prices during the comparable period last year. As a consequence, the Company's Dried Bakery Product has sold at lower prices in the current period compared to the comparable six months last year. The Waste Material Recycling segment incurred an operating loss in the six month period ended December 31, 1998 compared to achieving profits in the prior year's six month period. The Vocational School Group segment operated profitably during the current and the previous year's six months periods ending December 31.

Investment and other income for the six months ended December 31, 1998 is $1,292,171. It was $5,014,112 for the comparable six months last year. The investment income for the earlier period included gains on investments sold of $4,128,161.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)


Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Changes in unrealized gains or losses on investments available for sale are included as other comprehensive income and when combined with net income, results in comprehensive income. During the six months ended December 31, 1998, unrealized holding gains, net of income taxes, decreased from $9,380,022 to $7,215,348 (loss of $2,164,674). This other comprehensive income (loss), together with the net loss for the period of $233,432 resulted in comprehensive income (loss) for the six months of $2,398,106. Comprehensive income for the six months ended December 31, 1997 was $16,272,459.


FINANCIAL CONDITION

Working Capital was $41,773,835 at December 31, 1998. It was $43,629,516 at June 30, 1998. The working capital ratio at December 31, 1998 was 11.1 and was 13.1 at June 30, 1998.

At December 31, 1998, investments include $10,840,348 in unrealized gains based on fair values that exceed adjusted costs for certain securities. Nearly all of this unrealized gain is represented by the Company's holdings in OSI Systems, Inc. The Company, as a result of its investment in OSI Systems, Inc. in 1990, is OSI's largest single shareholder although not a controlling shareholder. Shareowners' equity reflects $7,215,348 net unrealized gain on investments after a provision for deferred taxes. The unrealized holding gains are excluded from earnings.


TAXES

The benefit for income tax credits for the six month period ended December 31, 1998 is $40,000. For the first six months of the prior fiscal year, the income tax provision was $2,205,000 and the effective tax rate was 37.9%.


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




                           PART II. OTHER INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES


Item 2.  Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the six months ending December 31, 1998 were as follows:


                                        Common Stock
                                        No Par Value
                                        ------------
Shares outstanding June 30, 1998          1,122,842

Shares purchased and retired
  during the six months                      (7,375)

Shares issued for stock options
  exercised                                     900
                                         ----------
Shares outstanding December 31, 1998      1,116,367
                                         ==========


A corporate resolution requires the retirement of all reacquisitions of common stock. During the six months ended December 31, 1998, the Company purchased and retired 7,375 shares of common stock at a cost of $506,539.

                        SCOPE INDUSTRIES AND SUBSIDIARIES



Item 5.  Other Information.

On October 27, 1998 the Company's board of directors declared a regular dividend of $1.00 per share payable on January 5, 1999 to shareowners of record at November 30, 1998.

On February 9, 1999, the Company, through its wholly-owned subsidiary, Scope Products, Inc., agreed to purchase the bakery waste recycling business of Darling International Inc. The business, known as International Processing Corporation, consists of manufacturing facilities located in Georgia, Illinois, Indiana, Kansas, New Jersey, North Carolina, Ohio and Texas which process waste bakery materials into animal feed. Darling International Inc., whose stock is traded on the American Stock Exchange, (symbol DAR), is a recycler of animal processing by-products. The acquisition of all the outstanding shares of International Processing Corporation and its affiliate International Transportation Service, Inc., which comprise the bakery waste recycling business to be acquired, if successfully completed, is to be an all cash purchase for $22,000,000. The transaction is expected to be completed and be effective in early April 1999, subject to completing certain conditions including receiving appropriate regulatory approvals.

The Company has sufficient cash on hand together with other liquid assets, including US Treasury bills, to complete the purchase without utilizing borrowings or credit lines that may be available to it.

Item 6.  Exhibits and Reports on Form 8-K.

         (A)  Exhibits - None

         (B)  No Form 8-K was filed for the quarter ended December 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and accepting responsibility as the signatory.

                                SCOPE INDUSTRIES

                                  (Registrant)


DATE:     February 12, 1999              /s/ John J. Crowley
     -------------------------------    -------------------------------
                                        John J. Crowley, Vice President
                                          and Chief Financial Officer