Form 10-Q
period 1999-03-31
SCOPE INDUSTRIES
filed 1999-05-12
CIK 87864

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                            Commission File
   March 31, 1999                                                  Number 1-3552


                                SCOPE INDUSTRIES
                                ----------------
             (Exact name of Registrant as specified in its charter)


          California                                                  95-1240976
          ----------                                                  ----------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)


233 Wilshire Blvd., Ste. 310, Santa Monica, CA                             90401
----------------------------------------------                             -----
  (Address of principal executive office)                             (ZIP Code)


Registrant's telephone number, including area code                (310) 458-1574
                                                                  --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                     Outstanding at April 23, 1999
--------------------------                         -----------------------------
Common Stock, no par value                                  1,114,467

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                                      INDEX


                                                                             PAGE
                                                                             ----
Part I    Financial Information:

          Consolidated Balance Sheets -
            March 31, 1999 and June 30, 1998                                   3

          Consolidated Statements of Operations -
            Three Months Ended
            March 31, 1999 and 1998                                            4

          Consolidated Statements of Operations -
            Nine Months Ended
            March 31, 1999 and 1998                                            5

          Consolidated Statements of Cash Flows -
            Nine Months Ended
            March 31, 1999 and 1998                                            6

          Notes to Consolidated Financial Statements                           7

          Management's Discussion and Analysis of
            Results of Operations and
            Financial Condition                                               10


Part II.  Other Information:

          Item 2.  Increases and Decreases in
                   Outstanding Securities and
                   Indebtedness                                               13

          Item 6.  Exhibits and Reports on Form 8-K                           13

          Signatures                                                          13

                          PART I. FINANCIAL INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31                  JUNE 30
                                                                   1999                     1998
                                                                -----------              -----------
                                                                (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $10,956,773              $   755,904
  Treasury bills available for sale-at
    fair value                                                   29,440,915               43,024,640
  Accounts and notes receivable, less allowance
    for doubtful accounts of $199,814 at March 31,
    1999 and $205,318 at June 30, 1998                            1,885,966                1,618,150
  Inventories                                                       630,206                  662,399
  Deferred income taxes                                             700,000                  700,000
  Prepaid expenses and other current assets                         973,003                  459,465
                                                                -----------              -----------
    TOTAL CURRENT ASSETS                                         44,586,863               47,220,558
                                                                -----------              -----------

NOTES RECEIVABLE                                                    592,585                  897,829
                                                                -----------              -----------

PROPERTY AND EQUIPMENT:
  Machinery and equipment                                        24,418,216               23,407,396
  Land, buildings and improvements                               11,312,672               10,581,881
                                                                -----------              -----------
                                                                 35,730,888               33,989,277
  Less accumulated depreciation and amortization                 24,491,573               23,304,941
                                                                -----------              -----------
                                                                 11,239,315               10,684,336
                                                                -----------              -----------

OTHER ASSETS:
  Deferred charges and other assets                                 559,853                  244,590
  Investments available for sale-at fair value                    8,754,454               17,326,799
  Other equity investments-at cost                                2,006,002                2,006,002
                                                                -----------              -----------
                                                                 11,320,309               19,577,391
                                                                -----------              -----------
                                                                $67,739,072              $78,380,114
                                                                ===========              ===========

LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $ 1,060,917              $ 1,050,796
  Other accrued liabilities                                       1,457,687                1,359,136
  Accrued payroll and related employee benefits                     668,813                  705,604
  Income taxes payable                                              209,962                  475,506
                                                                -----------              -----------
    TOTAL CURRENT LIABILITIES                                     3,397,379                3,591,042
                                                                -----------              -----------

DEFERRED INCOME TAXES                                               435,000                3,635,000
                                                                -----------              -----------
                                                                  3,832,379                7,226,042
                                                                -----------              -----------
SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
    authorized; shares issued and outstanding
    March 31, 1999     1,114,467
    June 30, 1998      1,122,842                                  4,161,300                4,138,462
  Retained earnings                                              55,548,920               57,635,588
  Net unrealized gain on investments                              4,196,473                9,380,022
                                                                -----------              -----------
                                                                 63,906,693               71,154,072
                                                                -----------              -----------
                                                                $67,739,072              $78,380,114
                                                                ===========              ===========


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                  MARCH 31
                                                                  --------
                                                      1999                      1998
                                                   -----------               -----------
REVENUES:
  Sales                                            $ 3,943,935               $ 4,709,027
  Vocational school revenues                         1,247,806                 1,136,429
                                                   -----------               -----------
                                                     5,191,741                 5,845,456
                                                   -----------               -----------


OPERATING COSTS AND EXPENSES:
  Cost of sales                                      3,462,219                 3,433,989
  Vocational school expenses                           947,341                   868,334
  Depreciation and amortization                        501,034                   498,676
  General and administrative                           948,257                 1,023,830
                                                   -----------               -----------
                                                     5,858,851                 5,824,829
                                                   -----------               -----------
                                                      (667,110)                   20,627

Investment and other income                            543,174                 8,791,385
                                                   -----------               -----------

Income (loss) before income taxes                     (123,936)                8,812,012
Provision (benefit) for income taxes                   (15,000)                3,460,000
                                                   -----------               -----------

NET INCOME (LOSS)                                  $  (108,936)              $ 5,352,012
                                                   ===========               ===========

NET INCOME (LOSS) PER SHARE - BASIC                $     (0.10)              $      4.73

NET INCOME (LOSS) PER SHARE - DILUTED              $     (0.10)              $      4.69

Average shares outstanding - Basic                   1,115,517                 1,132,002
Dilutive effect of stock options                         9,242                     9,324
                                                   -----------               -----------
Average shares outstanding - Diluted                 1,124,759                 1,141,326


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             NINE MONTHS ENDED
                                                                  MARCH 31
                                                                  --------
                                                       1999                       1998
                                                   ------------               ------------
REVENUES:
  Sales                                            $ 11,935,918               $ 15,775,574
  Vocational school revenues                          3,550,707                  3,429,603
                                                   ------------               ------------
                                                     15,486,625                 19,205,177
                                                   ------------               ------------


OPERATING COSTS AND EXPENSES:
  Cost of sales                                      10,593,641                 11,098,539
  Vocational school expenses                          2,744,804                  2,654,003
  Depreciation and amortization                       1,531,623                  1,534,372
  General and administrative                          2,849,270                  3,090,113
                                                   ------------               ------------
                                                     17,719,338                 18,377,027
                                                   ------------               ------------
                                                     (2,232,713)                   828,150

Investment and other income                           1,835,345                 13,805,497
                                                   ------------               ------------

Income (loss) before income taxes                      (397,368)                14,633,647
Provision (benefit) for income taxes                    (55,000)                 5,665,000
                                                   ------------               ------------

NET INCOME (LOSS)                                  $   (342,368)              $  8,968,647
                                                   ============               ============

NET INCOME (LOSS) PER SHARE - BASIC                $      (0.31)              $       7.84

NET INCOME (LOSS) PER SHARE - DILUTED              $      (0.30)              $       7.78

Average shares outstanding - Basic                    1,117,705                  1,143,706
Dilutive effect of stock options                          9,491                      9,093
                                                   ------------               ------------
Average shares outstanding - Diluted                  1,127,196                  1,152,799

Cash dividends declared per share                  $       1.00               $       1.00


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                  MARCH 31
                                                                                  --------
                                                                      1999                       1998
                                                                  ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                 $   (342,368)              $  8,968,647

Adjustments to reconcile net income (loss) to net
  cash flows from operating activities:
    Depreciation and amortization                                    1,531,623                  1,534,372
    Gains on investments available for sale                            (10,258)               (12,432,382)
    Gains on sale of equipment                                         (55,034)                    (4,055)
    Deferred income taxes                                             (200,000)                    30,000
Changes in operating assets and liabilities:
    Accounts and notes receivable                                      192,428                 (1,388,859)
    Inventories                                                         32,193                    117,274
    Prepaid expenses and other current assets                         (513,538)                   (11,285)
    Accounts payable and accrued liabilities                            71,881                   (328,144)
    Income taxes payable                                              (265,544)                 2,671,279
    Other assets                                                       (95,263)                    16,750
                                                                  ------------               ------------
Net cash flows from (used in) operating activities                     346,120                   (826,403)
                                                                  ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of U.S. Treasury bills                                    (17,416,275)               (32,056,859)
Maturities of U.S. Treasury bills                                   31,000,000                 23,000,000
Purchase of property and equipment                                  (2,234,560)                (1,891,716)
Disposition of property and equipment                                  202,992                    116,068
Purchase of long-term notes receivable                                (375,000)                  (658,800)
Purchase of investments available for sale                            (319,046)                  (334,702)
Purchase of other equity investments                                                           (1,001,000)
Proceeds from sale of investments available for sale                   718,100                 15,367,847
                                                                  ------------               ------------
Net cash flows from investing activities                            11,576,211                  2,540,838
                                                                  ------------               ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends to shareowners                                            (1,117,967)                (1,133,352)
Repurchases of common stock                                           (626,333)                (2,042,335)
Proceeds from stock options exercised                                   22,838
                                                                  ------------               ------------


Net cash used in financing activities                               (1,721,462)                (3,175,687)
                                                                  ------------               ------------

Net change in cash and cash equivalents                             10,200,869                 (1,461,252)
Cash and cash equivalents at beginning
  of period                                                            755,904                  5,946,050
                                                                  ------------               ------------

Cash and cash equivalents at end of period                        $ 10,956,773               $  4,484,798
                                                                  ============               ============


The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999


1. The accompanying interim consolidated financial statements of Scope Industries are unaudited. The consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position as of March 31, 1999 and June 30, 1998, and the results of its operations and cash flows for the three and nine months ended March 31, 1999 and 1998. The accounting policies followed by the Company are set forth in Note 1 of its financial statements in its 1998 Annual Report which is incorporated by reference on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

3.   Treasury bills consisted of the following:

                                                   March 31                 June 30
                                                     1999                     1998
                                                 -----------              -----------
At adjusted cost which approximates
  fair value                                     $29,440,915              $43,024,640
At par value                                      29,750,000               44,250,000

4.   Inventories consisted of the following:

                                                   March 31                 June 30
                                                     1999                     1998
                                                   --------                 --------
Finished products                                  $203,400                 $276,320
Raw materials                                       248,016                  207,862
Operating supplies                                  178,790                  178,217
                                                   --------                 --------
                                                   $630,206                 $662,399
                                                   ========                 ========

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999
                                   (CONTINUED)


5. Investments consisted of the following:


                                                                Net Unrealized
                                                                 Gains Before
                                                                Provision For
                                            Cost                 Income Taxes              Fair Value
                                         -----------              -----------              -----------
 At March 31, 1999:
   Investments available
     for sale                            $ 2,682,981              $ 6,071,473              $ 8,754,454
   Other equity investments                2,006,002                                         2,006,002(a)

At June 30, 1998:
   Investments available
     for sale                            $ 3,071,776              $14,255,023              $17,326,799
   Other equity investments                2,006,002                                         2,006,002(a)


   (a) No quoted prices are available for these securities.

     Gains of $10,258 and $12,432,382 from sales of investments were included in the determination of the respective loss and net income for the nine month period ended March 31, 1999 and 1998.

6.   Comprehensive income consisted of the following:

                                                          Nine Months Ended
                                                              March 31
                                                              --------
                                                   1999                       1998
                                               ------------               ------------
Net (loss) income                              $   (342,368)              $  8,968,647

Unrealized holding (losses) gains
  arising during the period,
  net of income taxes                            (5,178,286)                17,658,758

Reclassify gains realized and
  included in net income,
  net of income taxes                                (5,263)                (7,722,382)
                                               ------------               ------------
Other comprehensive (loss) income                (5,183,549)                 9,936,376
                                               ------------               ------------

Comprehensive (loss) income                    $ (5,525,917)              $ 18,905,023
                                               ============               ============

7. The benefit for income taxes for the nine months ended March 31, 1999 is 13.8% of the loss before taxes. The determination of the benefit or provision for income taxes considers certain permanent differences between taxable income or loss and income or loss as reported using generally accepted accounting methods. Those differences sometimes cause distortions in the relationships between income or loss before income taxes and the benefit or provision for income taxes. For the nine month period ended March 31, 1998 the effective rate for income taxes was 38.7%.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999
                                   (CONTINUED


8. Subsequent to March 31, 1999, the Company, through its wholly owned subsidiary Scope Products, Inc., completed the purchase of the bakery waste recycling business known as International Processing Corporation. The purchase was effective as of April 4, 1999 and consists of manufacturing facilities located in Georgia, Illinois, Indiana, Kansas, New Jersey, North Carolina, Ohio and Texas. The purchase price of $22,000,000 was paid in cash and was funded with cash and liquid securities on hand.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The Company's third fiscal quarter ended March 31, 1999 resulted in a net loss of $108,936 which is a $0.10 loss per share-diluted. For the third quarter last year, net income was $5,352,012, which was $4.69 per share-diluted. Total operating revenues for this year's third quarter were 11% below the revenues for the same quarter last year. Waste Material Recycling segment revenues in the current quarter dropped 16% from last year's third quarter revenues. The segment's reduced revenues were a result of unit selling prices falling 20% from the year earlier average price level. Selling prices of Dried Bakery Product closely track corn prices as they are competitive feed commodities. Cash corn prices during the quarter ending March 1999 averaged 80% of year earlier prices. Tonnage volume in this year's third quarter was 10% above the tonnage for the same quarter last year. Operating costs for the Waste Material Recycling segment were unchanged from the costs of the same quarter last year. Vocational School Group revenues this quarter were 10% above the revenues for the comparable quarter last year. The Group's operating costs for the quarter were 9% higher in the current quarter than in the comparable last year.

Investment and other income for the quarter ended March 31, 1999 was $543,174 compared to $8,791,385 for the same three months last year. Investment income for the current quarter is comprised primarily of interest income. The year earlier quarter included gains of $8,304,221 from sales of investments.

For the nine months ended March 31, 1999, the Company incurred a net loss of $342,368 or $0.30 loss per share-diluted. Last year's comparable nine months' net income was $8,968,647 or $7.78 per share-diluted. Revenues for the nine months ended March 31, 1999 were 19% below the revenues for the comparable nine months last year. Lower corn prices prevailing for the current year have caused unit selling prices of Dried Bakery Product to be 21% below last year's average selling price for the comparable nine months. Although volume of Dried Bakery Product shipped has increased for the current nine month period compared to the prior year's comparable period, the lower unit prices have caused revenues to decline. The Waste Material Recycling segment operated at a loss for the current nine months compared to operating profitably in the comparable period last year. The Vocational Schools Group segment operated with a small net profit for the current nine month period compared to a small net loss for the comparable nine month period last year.

Investment and other income for the nine months ended March 31, 1999 was $1,835,345. Investment and other income was $13,805,497 including $12,432,382 of investment gains for the comparable nine months last year.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)



FINANCIAL POSITION

Working Capital was $41,189,484 at March 31, 1999. It was $43,629,516 at June 30, 1998. The working capital ratio at March 31, 1999 and at June 30, 1998 was 13.1.

At March 31, 1999, investments include $6,071,473 in unrealized gains based on fair values that exceed adjusted costs for certain securities. Nearly all of this unrealized gain is represented by the Company's holdings in OSI Systems, Inc. The Company, as a result of its investment in OSI Systems, Inc. in 1990, is OSI's largest single shareholder although not a controlling shareholder. Shareowners' equity reflects $4,196,473 net unrealized gain on investments after a provision for deferred taxes. The unrealized holding gains are excluded from earnings.


TAXES

The benefit for income tax credits for the nine month period ended March 31, 1999 is $55,000. For the first nine months of the prior fiscal year, the income tax provision was $5,665,000 and the effective tax rate was 38.7%.


SUBSEQUENT EVENT

The Company completed the purchase of the waste recycling business known as International Processing Corporation, effective April 4, 1999. The purchase made through Scope Products, Inc., a wholly owned subsidiary of the Company, consists of manufacturing facilities located in Georgia, Illinois, Indiana, Kansas, New Jersey, North Carolina, Ohio and Texas. The purchase price of $22,000,000 was paid in cash and was funded with cash and liquid securities on hand. The Company intends to operate the acquired business as an expansion of its Waste Material Recycling segment.


YEAR 2000

The Company has undertaken a review of its computer systems and computer applications to identify those which could be affected by "Year 2000" problems. Based on the review and associated testing, the Company believes that its financial data and reporting systems are "Year 2000" ready. However, as a result of the acquisition of International Processing Corporation in April 1999, the readiness review has resumed and will be ongoing as financial and data processing systems from that business are integrated. The systems assessment and any remediation or replacement that may be necessary is expected to be completed before the end of 1999. The Company believes that its operating systems will not have serious concerns with regard to "Year 2000" problems. Should disruptions occur due to "Year 2000" problems, the Company believes it

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

(Year 2000 continued)

would be capable of operating in alternative modes that could circumvent "Year 2000" problems. Review and testing of operating systems is ongoing. Vendors and service providers are being monitored to determine what impact may result from the "Year 2000" issue and if action or additional planning is needed. Risks exist that could severely effect the Company's ongoing business should serious failures or interruptions occur in services from utilities, banks, government agencies, government Student Aid funding programs, securities markets or others. Expenses incurred to date to correct "Year 2000" problems have not been material and it is anticipated that no significant additional costs will be incurred with regard to "Year 2000" issues. Expenses incurred to date to correct "Year 2000" problems have not been material and it is anticipated that no significant additional costs will be incurred with regard to "Year 2000" issues.


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

                           PART II. OTHER INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES


Item 2. Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the nine months ending March 31, 1999 were as follows:

                                               Common Stock
                                               No Par Value
                                               ----------
Shares outstanding June 30, 1998                1,122,842

Shares purchased and retired
  during the nine months                           (9,275)

Shares issued for stock options
  exercised                                           900
                                               ----------
Shares outstanding March 31, 1999               1,114,467
                                               ==========

A corporate resolution requires the retirement of all reacquisitions of common stock. During the nine months ended March 31, 1999, the Company purchased and retired 9,275 shares of common stock at a cost of $626,333.

Item 6. Exhibits and Reports on Form 8-K.

     (A)  Exhibits - None

     (B)  No Form 8-K was filed for the quarter ended March 31, 1999 .

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and accepting responsibility as the signatory.

                                            SCOPE INDUSTRIES

                                            (Registrant)



DATE: May 12, 1999                          /s/ John J. Crowley
------------------                          ------------------------------------
                                            John J. Crowley, Vice President
                                               and Chief Financial Officer