Form 10-K405
period 1999-06-30
SCOPE INDUSTRIES
filed 1999-09-27
CIK 87864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended                                       Commission File
    June 30, 1999                                                Number 1-3552

                                SCOPE INDUSTRIES
             (Exact name of Registrant as specified in its charter)

           California                                           95-1240976
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

233 Wilshire Blvd., Ste.310, Santa Monica, CA                     90401
----------------------------------------------                  -----------
   (Address of principal executive office)                      (ZIP Code)

Registrant's telephone number, including area code             (310) 458-1574
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
    Title of each class                                    which registered
--------------------------                             ------------------------
Common Stock, No Par Value                              American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
           -----

The aggregate market value of the voting stock of Registrant held by nonaffiliates of Registrant on September 15, 1999 computed by reference to the closing sales price of such shares on such date was $21,372,541.

At September 15, 1998, 1,114,267 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                            Part of Form 10-K
                                                           into which document
Document                                                     incorporated
--------                                                   --------------------
Annual Report to Shareowners for the
  fiscal year ended June 30, 1999                           Parts I, II, and IV

Proxy Statement for the Annual Meeting of
  Shareholders to be held October 26, 1999                  Parts III and IV

                                TABLE OF CONTENTS
                             FORM 10-K ANNUAL REPORT
                     For the Fiscal Year Ended June 30, 1999


                                SCOPE INDUSTRIES


                                     PART I                        PAGE

Item 1.   Business                                                   3

Item 2.   Properties                                                 5

Item 3.   Legal Proceedings                                          6

Item 4.   Submission of Matters to a Vote of Security Holders        6


                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters                                      6

Item 6.   Selected Financial Data                                    6

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      6

Item 8.   Financial Statements and Supplementary Data                7

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures                     7


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant         7

Item 11.  Executive Compensation                                     7

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                           7

Item 13.  Certain Relationships and Related Transactions             7


                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                              8

          Signatures                                                11

                                     PART I

Item 1.  BUSINESS

General

The Registrant was organized in 1938 and incorporated in the State of California on February 8, 1938. The term "Registrant" for purposes of this Item 1 includes the subsidiaries of the Registrant, unless the content discloses otherwise.

The Registrant and its subsidiaries operate principally in two business segments.


Waste Material Recycling Segment

In this business, the Registrant operates plants for the collection and processing of waste bakery materials into food supplement for animals. In April, 1999, the Registrant acquired the bakery waste recycling business known as International Processing Corporation (IPC). The manufacturing facilities acquired in the IPC purchase, together with the manufacturing facilities already owned and operated by the Registrant under the name of Dext company, has resulted in the Registrant currently operating 15 plants in which animal food supplement is produced. The Registrant's principal customers are dairies, feed lots, pet food manufacturers and poultry farms. The Registrant also owns and operates a plant in Vernon, California, in which bakery waste material is processed and converted into bread crumbs for human consumption. The principal customers are pre-packaged and restaurant supply food processors. This business depends upon the Registrant's ability to secure surplus and waste material, which it does under contract with bakeries and snack food manufacturers. The competition for securing the waste and surplus material is widespread and intensive.

This segment contributed 84%, 80% and 83% of the sales and revenues of the Registrant for 1999, 1998 and 1997, respectively. The Waste Material Recycling segment operated profitably for the 1997 and 1998 fiscal years but in fiscal 1999 the segment operated at a loss.

Capital expenditures for the Waste Material Recycling segment were $3,889,838 for fiscal 1999. Capital spending for this segment represented 94% of the Registrant's total capital expenditures for 1999. In 1998 and 1997, capital expenditures for this segment were $1,872,305 and $1,087,597, respectively. Capital expenditures for expansion and modernization of existing bakery waste material recycling operations are expected to continue. A new bakery waste recycling facility is being completed in the Chicago area and will replace the former facility that operated in Chicago. Cash flows from operations and liquid instrument holdings are expected to be adequate to meet fiscal 2000 capital expenditure needs.

The selling price of recycled bakery waste material is affected by fluctuating commodity prices, particularly corn. Feed commodity prices and the Registrant's average unit selling prices were approximately 21% lower in fiscal 1999 than they were in the prior fiscal year. Tonnage volume for fiscal 1999 was 62% above the prior year, due to the addition of operations of the acquired IPC facilities for the three month period subsequent to the acquisition which is included in the current fiscal year.

Vocational School Group Segment

Scope Beauty Enterprises, Inc., doing business as Marinello Schools of Beauty, is comprised of 12 beauty schools in which cosmetology and manicuring are taught. The schools are located in southern California and Nevada. During the past fiscal year, two school locations were combined and another school was relocated to a new, larger and more attractive facility. In its vocational beauty schools, the Registrant enrolls students who pay a tuition. Vocational programs and Federal grants are also utilized for the students' tuition. In addition, members of the public patronize the schools for hair styling and other cosmetological services, which are performed by students. There usually are competitive schools available to the public near each of the Registrant's schools.

This segment has contributed 15%, 18% and 15% of the Registrant's total revneues for the past three years. In fiscal 1999 the segment's operating income before income taxes was $53,635. In fiscal 1998 the segment incurred an operating loss of $52,893 and in fiscal 1997 the segment earned $85,693.


Other Business

The Registrant owns various oil and gas royalty and working interests. Oil and gas revenues represented 2% or less of total sales and revenues in 1999, 1998 and 1997.

The Registrant owns various real estate, including 207 acres of land in Somis, Ventura County, California, purchased in 1979. Various options are being considered for the use or sale of the land. The Registrant also owns and manages various marketable securities, U.S. Treasury Bills and other short-term investments.

Investment income consists primarily of interest income and gains or losses on marketable securities. At June 30, 1999 and June 30, 1998, the Registrant held $15,000,000 and $44,250,000 par value respectively, in U.S. Treasury Bills maturing in less than one year. In fiscal 1999, interest income from Treasury obligations amounted to $1,733,642.

Net gains from sale of securities of $23,290,926 and $17,313,454 were recognized in 1998 and 1997, respectively. A net loss of $288,957 was recognized in 1999. The gains and losses were from sales of marketable securities and from recognized losses on securities whose decline in value was deemed to be other than temporary of $299,215 and $245,000 in 1999 and 1997, respectively.


Impact of Environmental Protection Measures

Certain of the Registrant's activities are affected by federal, state and/or local air and water pollution control regulations. Compliance with these regulations has required the purchase and installation of pollution abatement equipment and adjustment of production procedures. The Registrant has followed a policy of regular expenditures to assure compliance with such regulations. Air pollution control equipment was installed at the Hodgkins, IL recycling facility in fiscal 1999 costing approximately $775,000.

Employees

The Registrant (including its subsidiaries) employs approximately 475 persons.

Item 2.  PROPERTIES

Principal properties owned by the Registrant are listed below:

        Location                     Function
        --------                     --------

    Waste Material Recycling Segment:
      Los Angeles, CA             Processing Plant
      San Jose, CA                Processing Plant
      Vernon, CA                  Processing Plant
      Lodi, CA                    Collection Depot
      Denver, CO                  Processing Plant
      Conley, GA                  Processing Plant
      Lake City, GA               Processing Plant
      Hodgkins, IL                Processing Plant
      Kansas City, KS             Processing Plant
      Baltimore, MD               Processing Plant
      Secaucus, NJ                Collection Depot
      Dallas, TX                  Processing Plant
      Mt. Pleasant, TX            Processing Plant

    Unimproved Land:
      Somis, CA
      Riverside, CA

Principal properties leased by the Registrant are:

        Location                     Function
        --------                     --------

    Waste Material Recycling Segment:
       Fresno, CA                 Collection Depot
       Chicago, IL                Processing Plant
       Terre Haute, IN            Processing Plant
       Carteret, NJ               Processing Plant
       Durham, NC                 Processing Plant
       Cincinnati, OH             Processing Plant

    Vocation School Group Segment:

       Eleven Southern            Beauty Schools
        California Locations
       Las Vegas, NV              Beauty School

    Administrative Offices:

       Santa Monica, CA
       Tucker, GA

For additional lease information, Note 5 to the Financial Statements in the 1999 Annual Report to Shareowners, page 13, is hereby incorporated by reference.

Item 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Registrant, any of its subsidiaries or any of their property, and none other than routine litigation incidental to the business, as noted in the 1999 Annual Report to Shareowners, Note 6 on page 13, which is hereby incorporated by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended June 30, 1999 no matters were submitted to a vote of the Shareowners of the Registrant, either through the solicitation of proxies, or otherwise.



                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

Reference is made to the information with respect to the principal market on which the Registrant's common stock is being traded, and the high and low sales prices for each quarterly period for the last two fiscal years set forth on page 2 and outside back cover of the Registrant's 1999 Annual Report to Shareowners and, by reference, such information is incorporated herein.

The number of holders of record of the Registrant's common stock as of July 31, 1999, based on a listing of the Registrant's Transfer Agent, was 80.

Reference is made to the information regarding the dividends declared during the past two years with respect to the Registrant's common stock set forth on page 2 of the Registrant's 1999 Annual Report to Shareowners and, by reference, such information is incorporated herein. Dividends per share were paid in January 1998 ($1.00), June 1998 ($0.25) and January 1999 ($1.00).


Item 6.  SELECTED FINANCIAL DATA

Reference is made to the financial data with respect to the Registrant set forth on the inside front cover of the Registrant's 1999 Annual Report to Shareowners and, by reference, such financial data is incorporated herein.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 3 and 4 of the Registrant's 1999 Annual Report to Shareowners and, by reference, such information is incorporated herein.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and its subsidiaries included in its Annual Report to Shareowners for the year ended June 30, 1999 are incorporated herein by reference:

Consolidated Balance Sheets - June 30, 1999 and 1998
Consolidated Statements of Operations - Years ended June 30, 1999, 1998 and 1997 Consolidated Statements of Cash Flows - Years ended June 30, 1999, 1998 and 1997 Consolidated Statements of Shareowners' Equity - Years ended June 30, 1999, 1998 and 1997
Consolidated Statements of Comprehensive Income - Year ended June 30,
      1999, 1998 and 1997
Notes to Consolidated Financial Statements

Unaudited Quarterly Financial Data shown on page 2 of the Registrant's 1999 Annual Report to Shareowners for the years ended June 30, 1999 and 1998 is incorporated herein by reference.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURES

The Registrant did not change accountants and there were no disagreements on any matters involving accounting principles or financial statement disclosures during the two-year period ended June 30, 1999.


                                    PART III

Reference is made to the definitive Proxy Statement pursuant to Regulation 14A, which involves the election of directors at the Annual Meeting of Shareowners to be held on October 26, 1999, which was filed with the Securities and Exchange Commission on September 20, 1999 and, by such reference, said Proxy Statement is incorporated herein in response to the information called for by Part III (ITEM
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

The following additional information is furnished in response to Item 10:

Executive Officers of the Registrant

The name, age, position and business experience of each of the executive officers of the Registrant as of June 30, 1999 are listed below:

                                     Business Experience
Name, Age and Position               During Past Five Years
----------------------             --------------------------

Meyer Luskin, 73                   Chairman, President and Chief
Chairman of the Board              Executive Officer since 1961;
President and Chief Executive      responsible primarily for the
Officer                            formation of overall corporate
                                   policy and operations of the main
                                   business segments.

Robert E. McMullen, 53             Chief Operating Officer of Waste
President of Subsidiary            Material Recylcing Segment since
(Scope Products, Inc.)             April 1999; responsible for opera-
                                   tions of waste material recycling business.
                                   From February 1997 to April 1999, he was
                                   President of International Processing
                                   Corporation, a wholly owned subsidiary of Darling International Inc. From March 1982 to
                                   February 1997, he served in various
                                   management positions of International
                                   Processing Corporation and its predessor companies.

F. Duane Turney, 52                Chief Operating Officer of Vocational
President of Subsidiary            School Group segment since July 1991;
(Scope Beauty Enterprises, Inc.)   responsible for operations of beauty
                                   schools.


John J. Crowley, 66                Vice President-Finance and Chief
Vice President-Finance and         Financial Officer since 1987;
Chief Financial Officer            responsible primarily for the overall
                                   corporate  accounting  and financial
                                   policies and procedures and a variety
                                   of  treasury  functions.  Mr. Crowley
                                   is a Certified Public Accountant.

Eleanor R. Smith, 67               Controller since 1974, Assistant
Secretary and Controller           Secretary, 1978-1986, Secretary
and Chief Accounting Officer       since 1986; responsible for financial
                                   reporting and record keeping,
                                   internal controls, systems and
                                   procedures, as well as corporate
                                   secretarial functions.

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


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) The following financial statements of the Registrant, together with the Independent Auditors' Report, included as part of the Registrant's 1999 Annual Report to Share- owners, on pages 5 through 17 thereof, are incorporated by reference and filed herewith as part of Item 8 of this report:

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K (Continued)


                Independent Auditors' Report
                Consolidated Balance Sheets at June 30, 1999 and 1998 Consolidated Statements of Operations for the years ended June 30, 1999, 1998 and 1997
                Consolidated Statements of Cash Flows for the years
                   ended June 30, 1999, 1998 and 1997
                Consolidated Statements of Shareowners' Equity for the
                   years ended June 30, 1999, 1998 and 1997
                Consolidated Statements of Comprehensive Income for the years ended June 30, 1999, 1998 and 1997
                Notes to Consolidated Financial Statements

     (2)  Indepedent Auditors' Report on Schedule

     (3)  Financial Statement Schedule

             Schedule II:  Valuation and Qualifying Accounts

          All other schedules have been omitted as they are not applicable, not material or the required information is given in the financial statements or notes thereto.

(b) The Registrant filed the following current report on Form 8-K during the quarter ended June 30, 1999.

    (1) Current Report on Form 8-K filed on April 16, 1999 including information regarding the acquisition on April 4, 1999 of International Processing Corporation and International Transportation, Inc.
          An amendment on Form 8-K/A was filed on June 18, 1999 which included financial statements of the acquired entities and pro forma financial statements reflecting a combination of the Registrant's and the acquired entitites financial statements as though the combination had occured on July 1, 1997.

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K (Continued)

    (13)  Annual Report to Shareowners

    (21)  Subsidiaries of Registrant

    (22) Proxy Statement for the Annual Meeting of Shareowners to be held on October 26, 1999 which was filed with the Securities and Exchange Commission on September 20, 1999 and by refer-ence such information is incorporated herein in response to the information called for by Part III (ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11, EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

    (23)  Independent Auditors' Consent

    (27)  Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SCOPE INDUSTRIES

                          BY   /s/ John J. Crowley           09/27/99
                            ---------------------------     ----------
                            John J. Crowley                    Date
                            Vice President-Finance and
                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                   Title                       Date



 /s/ Meyer Luskin              Chairman of the Board        09/27/99
-------------------------    President, Chief Executive   -----------
Meyer Luskin                   Officer and Director


 /s/ John J. Crowley          Vice President-Finance        09/27/99
-------------------------     Chief Financial Officer     -----------
John J. Crowley            (Principal Financial Officer)



 /s/ Eleanor R. Smith         Secretary and Controller      09/27/99
-------------------------  (Principal Accounting Officer) -----------
Eleanor R. Smith


 /s/ Robert Henigson               Director                 09/27/99
-------------------------                                 -----------
Robert Henigson


 /s/ William H. Mannon             Director                 09/27/99
-------------------------                                 -----------
William H. Mannon


 /s/ Franklin Redlich             Director                  09/27/99
-------------------------                                 -----------
Franklin Redlich

INDEPENDENT AUDITORS' REPORT


Board of Directors and
  Shareowners
Scope Industries
Santa Monica, California


We have audited the consolidated financial statements of Scope Industries and subsidiaries as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated August 30, 1999; such financial statements and report are included in the 1999 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Scope Industries and subsidiaries, listed in Item 14(a)(3). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Los Angeles, California
August 30, 1999

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                 SCHEUDLE II--VALUATION AND QUALIFYING ACCOUNTS
                                  JUNE 30, 1999


                                                              ADDITIONS
                                         BALANCE
                                           AT           CHARGED        CHARGED                               BALANCE
                                        BEGINNING      TO COSTS       TO OTHER                                AT END
         DESCRIPTION                    OF PERIOD      EXPENSES       ACCOUNTS           DEDUCTIONS         OF PERIOD
         -----------                    ---------      --------       --------           ----------         ---------

YEAR ENDED JUNE 30, 1999:

Allowance for doubtful accounts -
  accounts receivable                    $205,318       $188,658       $194,987 (a)       $104,078 (b)       $484,885


YEAR ENDED JUNE 30, 1998:

Allowance for doubtful accounts -
  accounts receivable                    $159,167       $116,298       $      0           $ 70,147 (b)       $205,318


YEAR ENDED JUNE 30, 1997:

Allowance for doubtful accounts -
  accounts receivable                    $149,180       $ 13,139       $      0           $  3,152 (b)       $159,167

Valuation allowances-
   notes receivable                      $700,000       $      0       $      0           $700,000(c)        $      0


(a) Valuation allowances received upon acquisition of International Processing Corporation.

(b) Uncollectible accounts charged against allowance, net of bad debt recoveries.

(c) Valuation allowance credit - note collected in full.