Form 10-Q
period 1999-09-30
SCOPE INDUSTRIES
filed 1999-11-12
CIK 87864

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934





For the Quarter Ended                                           Commission File
 September 30, 1999                                               Number 1-3552
---------------------                                           ---------------




                                SCOPE INDUSTRIES
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




           California                                                95-1240976
-------------------------------                             -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                             Identification No.)




233 Wilshire Blvd., Ste.310, Santa Monica, CA                             90401
---------------------------------------------                        ----------
(Address of principal executive office)                              (ZIP Code)




Registrant's telephone number, including area code               (310) 458-1574
                                                                 --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




          Class                                 Outstanding at October 31, 1999
--------------------------                      -------------------------------
Common Stock, no par value                                 1,115,367

                       SCOPE INDUSTRIES AND SUBSIDIARIES

                                      INDEX


                                                                 PAGE
                                                                 ----
 Part I.   Financial Information:

           Consolidated Balance Sheets -
             September 30, 1999 and June 30, 1999                  3

           Consolidated Statements of Operations -
             Three Months Ended
             September 30, 1999 and 1998                           4

           Consolidated Statements of Cash Flows -
             Three Months Ended
             September 30, 1999 and 1998                           5

           Notes to Consolidated Financial Statements              6

           Management's Discussion and Analysis of
             Results of Operations and
             Financial Condition                                   8



 Part II.  Other Information:

           Item 2.  Increases and Decreases in
                    Outstanding Securities and
                    Indebtedness                                  10

           Item 4.  Submission of Matters to a Vote of
                    Security Holders                              10

           Item 5.  Other Information                             10

           Item 6.  Exhibits and Reports on Form 8-K              10

           Signatures                                             11

                          PART I. FINANCIAL INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER 30    JUNE 30
                                                          1999          1999
                                                      ------------    ---------
                                                      (Unaudited)
ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                            $ 3,511,526   $ 3,667,818
  Treasury bills available for sale-at
    fair value                                          14,179,264    14,852,203
  Accounts and notes receivable, less allowance
    for doubtful accounts of $602,936 at
    September 30, 1999 and $484,885
    at June 30, 1999                                     4,342,141     4,234,753
  Inventories                                            1,109,390       999,755
  Deferred income taxes                                    965,000       955,000
  Prepaid expenses and other current assets              1,656,063     1,411,455
                                                       -----------   -----------
    TOTAL CURRENT ASSETS                                25,763,384    26,120,984
                                                       -----------   -----------

NOTES RECEIVABLE                                           993,357     1,103,816
                                                       -----------   -----------

PROPERTY AND EQUIPMENT:
  Machinery and equipment                               34,727,862    34,069,755
  Land, buildings and improvements                      15,558,143    14,208,280
                                                       -----------   -----------
                                                        50,286,005    48,278,035
  Less accumulated depreciation and amortization        24,800,203    23,793,405
                                                       -----------   -----------
                                                        25,485,802    24,484,630
                                                       -----------   -----------
COLLECTION ROUTES AND CONTRACTS, less accumulated
    amortization of $1,071,486 at September 30,
    1999 and $539,427 at June 30, 1999                   9,103,703     9,775,762
                                                       -----------   -----------

OTHER ASSETS:
  Deferred charges and other assets                        448,662       501,351
  Investments available for sale-at fair value           6,361,101     8,464,461
  Other equity investments-at cost                       2,006,002     2,006,002
                                                       -----------   -----------
                                                         8,815,765    10,971,814
                                                       -----------   -----------
                                                       $70,162,011   $72,457,006
                                                       ===========   ===========

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
  Bank Overdraft                                       $ 1,288,730   $
  Accounts payable                                       3,460,300     3,917,443
  Other accrued liabilities                              2,124,569     2,338,505
  Accrued payroll and related employee benefits          1,227,150     1,005,685
  Income taxes payable                                     278,090       251,485
                                                       -----------   -----------
    TOTAL CURRENT LIABILITIES                            8,378,839     7,513,118
                                                       -----------   -----------

DEFERRED INCOME TAXES                                      393,160     1,328,160
                                                       -----------   -----------
                                                         8,771,999     8,841,278
                                                       -----------   -----------
SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
    authorized; shares issued and outstanding
    September 30, 1999     1,117,367
    June 30, 1999          1,114,467                     4,374,450     4,161,300
  Retained earnings                                     53,988,227    55,048,733
  Accumulated other comprehensive income                 3,027,335     4,405,695
                                                       -----------   -----------
                                                        61,390,012    63,615,728
                                                       -----------   -----------
                                                       $70,162,011   $72,457,006
                                                       ===========   ===========

The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30
                                                        ------------------
                                                       1999            1998
                                                   ------------    ------------
REVENUES:
  Sales                                            $ 13,765,678    $  4,027,175
  Vocational school revenues                          1,283,918       1,124,205
                                                   ------------    ------------
                                                     15,049,596       5,151,380
                                                   ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                      11,559,689       3,437,590
  Vocational school expenses                          1,076,516         897,473
  Depreciation and amortization                       1,541,628         510,067
  General and administrative                          2,302,897         940,960
                                                   ------------     -----------
                                                     16,480,730       5,786,090
                                                   ------------     -----------
                                                     (1,431,134)       (634,710)

Investment and other income                             341,333         684,362
                                                   ------------    ------------

(Loss)income before income taxes                     (1,089,801)         49,652
(Benefit) provision for income taxes                   (350,000)         45,000
                                                   ------------    ------------

NET (LOSS) INCOME                                  $   (739,801)   $      4,652
                                                   ============    ============

NET (LOSS) INCOME PER SHARE - BASIC AND DILUTED    $      (0.66)   $       0.00

Average shares outstanding - Basic                    1,114,592       1,120,111
Dilutive effect of stock options                          4,307          10,391
                                                   ------------    ------------
Average shares outstanding - Diluted                  1,118,899       1,130,502




The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30
                                                              -------------
                                                          1999           1998
                                                     ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                    $   (739,801)   $      4,652
Adjustments to reconcile net (loss) income to net
  cash flows from operating activities:
    Depreciation and amortization                       1,009,569         510,067
    Amortization of contracts and routes                  532,059
    Gains on investments available for sale                                (7,942)
    (Gains) losses on sale of equipment                     3,887         (41,251)
    Deferred income taxes                                 (80,000)        (50,000)
Changes in operating assets and liabilities:
    Accounts and notes receivable                           3,071          39,235
    Inventories                                          (109,635)        (90,587)
    Prepaid expenses and other current assets            (244,608)       (705,262)
    Accounts payable and accrued liabilities             (449,614)       (159,271)
    Income taxes payable                                   26,605         (35,325)
    Other assets                                           52,689          22,155
                                                     ------------    ------------
Net cash flows from (used in) operating activities          4,222        (513,529)
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of U.S. Treasury bills                        (8,077,061)     (8,896,397)
Maturities of U.S. Treasury bills                       8,750,000      10,000,000
Purchase of property and equipment                     (2,014,628)       (635,213)
Disposition of property and equipment                                     188,482
Purchase of investments available for sale                               (108,924)
Disposition of investments available for sale                              48,983
Purchase of long-term note receivable
  and other investment                                                   (340,000)
                                                     ------------    ------------
Net cash flows (used in) from investing activities     (1,341,689)        256,931
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stock options exercised                     213,150
Repurchases of common stock                              (320,705)       (334,841)
Change in bank overdraft                                1,288,730         276,195
                                                     ------------    ------------

Net cash from (used in) financing activities            1,181,175         (58,646)
                                                     ------------    ------------

Net decrease in cash and cash equivalents                (156,292)       (315,244)

Cash and cash equivalents at beginning
  of period                                             3,667,818         755,904
                                                     ------------    ------------

Cash and cash equivalents at end of period           $  3,511,526    $    440,660
                                                     ============    ============




The accompanying notes are an integral part of these statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999


1. The accompanying interim consolidated financial statements of Scope Industries are unaudited. The consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position as of September 30, 1999 and June 30, 1999, and the results of its operations and cash flows for the three months ended September 30, 1999 and 1998. The accounting policies followed by the Company are set forth in Note 1 of its financial statements in its 1999 Annual Report which is incorporated by reference on Form 10-K. The operating results for the quarter ended September 30, 1999 include revenues and expenses of International Processing Corporation and International Transportation Service, Inc. (collectively known as "IPC"). The Company acquired IPC on April 4, 1999. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2. Treasury bills consisted of the following:

                                                              September 30            June 30
                                                                  1999                  1999
                                                              ------------          -----------
           At adjusted cost which approximates
             fair value                                       $14,179,264           $14,852,203
           At par value                                        14,350,000            15,000,000

3. Inventories consisted of the following:

                                                              September 30            June 30
                                                                  1999                  1999
                                                              ------------          -----------
           Finished products                                  $   346,603           $   205,872
           Raw materials                                          604,266               615,510
           Operating supplies                                     158,521               178,373
                                                              -----------             ---------
                                                              $ 1,109,390           $   999,755
                                                              ===========           ===========

4. Investments consisted of the following:

                                                 Net Unrealized
                                                  Gains Before
                                                  Provision For
                                        Cost      Income Taxes      Fair Value
                                     ----------   -------------    -------------
At September 30, 1999:
----------------------

   Investments available
     for sale                        $2,383,766   $ 3,977,335      $ 6,361,101
   Other equity investments           2,006,002                      2,006,002 (a)

At June 30, 1999:
-----------------

   Investments available
     for sale                        $2,383,766   $ 6,080,695      $ 8,464,461
   Other equity investments           2,006,002                      2,006,002 (a)


   (a) No quoted prices are available for these securities.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999
                                   (CONTINUED)



5. Comprehensive income consisted of the following:

                                              Three Months Ended
                                                 September 30
                                               -----------------
                                             1999          1998
                                         -----------   -----------
    Net (loss) income                    $  (739,801)  $     4,652

    Unrealized holding losses
      arising during the period,
      net of income taxes                 (1,378,360)   (2,552,478)

    Reclassify gains realized and
      included in net income,
      net of income taxes                                   (2,942)
                                         -----------    ----------
    Other comprehensive loss              (1,378,360)   (2,555,420)
                                         -----------    ----------

    Comprehensive loss                   $(2,118,161)  $(2,550,768)
                                         ===========   ===========

6. For the three month period ended September 30, 1999 the effective rate for income taxes benefit is 32.1%. The provision for income taxes for the three months ended September 30, 1998 was 90.6% of the income before taxes. The determination of the provision for income taxes considers certain permanent differences between taxable income and income as reported using generally accepted accounting methods. Those differences sometimes cause distortions in the relationships between income before income taxes and the provision for income taxes.

7.  Business segment information:



                                                     Three Months Ended
                                                        September 30
                                             -----------------------------------
                                                 1999                   1998
                                             -----------             ----------
Revenues:
Waste Material Recycling                     $13,642,328             $3,957,509
Vocational School Group                        1,283,918              1,124,205
Other                                            123,350                 69,666
                                             -----------             ----------
                                             $15,049,596             $5,151,380
                                             ===========             ==========
(Loss) Income before Income Taxes:
Waste Material Recycling                      ($634,380)              ($212,077)
Vocational School Group                         (85,498)                (26,994)
Corporate expenses                             (670,686)               (378,615)
Other                                           300,763                 667,338
                                            ------------             ----------
                                            $(1,089,801)             $   49,652
                                            ============             ==========

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Results for the quarter ended September 30, 1999 include the acquired operations of International Processing Corporation and International Transportation Service, Inc. (collectively known as "IPC"). The Company acquired IPC on April 4, 1999. Activities for IPC's operations are included as part of the Waste Material Recycling segment of the Company. For the first quarter ended September 30, 1999, a net loss of $739,801 was incurred. For the previous year's first quarter, net income was $4,652. The current first quarter loss per share was $0.66. For the first quarter of the prior fiscal year the per share net income was $0.00. Total company revenues for the first quarter ended September 30, 1999 were $15,049,596 compared to $5,151,380 for the comparable quarter last year. The increase in revenues for the current year's first quarter over the prior year's comparable quarter was 192%.

Waste material recycling segment sales for the current quarter increased 245%. The average price received for recycled dried bakery products sold in this year's first quarter was 12% below last year's first quarter average price. This is the third consecutive year of comparative first quarter declining selling prices for recycled dried bakery products. Current quarter operating costs for the Waste Material Recycling segment increased 237% from the comparable quarter last year. The Company's total depreciation and amortization expenses and its general and administrative expenses increased 202% and 145% respectively for the quarter ended September 30, 1999 compared to the comparable year earlier quarter. The increased sales and costs stem from the added investment and operational activity of the Waste Material Recycling segment since its acquisition of IPC. A new bakery waste recycling facility serving the Chicago, Illinois area was completed and put into service during the quarter. The new facility replaces two former processing facilities and is expected to improve efficiencies and processing capacities. Waste Material Recycling segment operations failed to generate profits in either the current quarter or the comparable quarter last year.

Vocational School Group revenues increased 14% from the comparable quarter last year. Operations of the Vocational School Group reflected losses for both the current quarter and the comparable quarter last year. One school facility is in the process of relocating due to a lease expiration.

Investment and other income for the three months ended September 30, 1999 was 50% lower than investment and other income for the quarter ended September 30, 1998. Interest income from U.S. Treasury bills comprised most of the investment income for both quarterly periods.

As a result of the loss incurred in the current quarter, an income tax benefit of 32% of the pre-tax loss is expected through utilization of available tax loss carrybacks and loss carry forwards.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)


FINANCIAL POSITION

Working Capital was $17,384,545 at September 30, 1999. It was $18,607,866 at June 30, 1999. The working capital ratio at September 30, 1999 was 3.1 and was
3.5 at June 30, 1999. Capital expenditures approximating $6 to $7 million, primarily for Waste Material Recycling facilities and equipment, are planned for calendar year 2000. Borrowing for a portion of the spending is likely and various financing arrangements are currently under consideration.


TAXES

For the three month period ended September 30, 1999 the effective rate for income taxes benefit is 32%. The provision for income taxes for the three months ended September 30, 1998 was 91% of the income before taxes. The determination of the provision or benefit for income taxes considers certain permanent differences between taxable income and income as reported using generally accepted accounting methods. Those differences sometimes cause distortions in the relationships between income before income taxes and the provision for income taxes.


YEAR 2000

The Company has undertaken a review of its computer systems and computer applications to identify those which could be affected by "Year 2000" problems. Based on the review and associated testing, the Company believes that its financial data and reporting systems are "Year 2000" compliant. The Company also believes its operating systems will not have serious concerns in this regard and are capable of operating in alternative modes that could circumvent "Year 2000" problems. The company is continuing to review and test its systems and to monitor vendors and service providers to determine what may result from the "Year 2000" issue and if action or additional planning is needed. Risks exist that could severely effect the Company's ongoing business should serious failures or interruptions occur in services from utilities, banks, government agencies, government Student Aid funding programs, securities markets or others. Expenses incurred to date to correct "Year 2000" problems have been less than $150,000. It is anticipated that no significant additional costs will be incurred with regard to "Year 2000" issues.

FORWARD LOOKING STATEMENTS

Forward looking statements included in this Management's Discussion and Analysis of Operations and Financial Condition and included elsewhere in this quarterly report, are subject to risks and uncertainties that could affect actual future results. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Potential risk and uncertainties include, but are not limited to, general business conditions, unusual volatility in equity and interest rate markets and in competing commodity markets, disruptions in the availability or pricing or raw materials, transportation difficulties, changing governmental educational aid policies, or disruption or operations due to unavailability of fuels or from acts of God.

                           PART II. OTHER INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES


Item 2.  Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the three months ending September 30, 1999 were as follows:

                                                         Common Stock
                                                         No Par Value
                                                         ------------

               Shares outstanding June 30, 1999            1,114,467

               Stock options exercised                         8,100

               Shares purchased and retired
                 during the three months                      (5,200)
                                                           ---------

               Shares outstanding September 30, 1999       1,117,367
                                                           =========

A corporate resolution requires the retirement of all reacquisitions of common stock. During the three months ended September 30, 1999, the Company purchased and retired 5,200 shares of common stock at a cost of $320,705.

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareowners held on October 26, 1999 with 1,114,267 shares entitled to vote, four directors were elected to serve for the ensuing year and until their successors have been elected and qualified.

                                     VOTES          VOTES
          DIRECTORS                   FOR          AGAINST              TOTAL
       -----------------            ---------      -------            ---------
       Robert Henigson              1,092,839        500              1,093,339
       Meyer Luskin                 1,092,839        500              1,093,339
       William H. Mannon            1,092,839        500              1,093,339
       Franklin Redlich             1,092,839        500              1,093,339

The shareowners also voted to amend the Company's Bylaws to provide that the number of directors be no less than three, nor more than five and that the exact number be four unless changed by the shareowners or the Board of Directors. 1,073,950 shares were voted for and 8,900 shares voted against the amendment.

Item 5. Other Information.

On October 26, 1999 the Company's board of directors declared a regular dividend of $1.00 per share payable on January 5, 2000 to shareowners of record at November 26, 1999.

Item 6. Exhibits and Reports on Form 8-K.

                (A)  Exhibits - None

                (B) No Form 8-K was filed for the quarter ended September 30, 1999.

                        SCOPE INDUSTRIES AND SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and accepting responsibility as the signatory.



                                            SCOPE INDUSTRIES

                                              (Registrant)



DATE: November 12, 1999                     /s/ John J. Crowley
     ----------------------                 -----------------------------------
                                            John J. Crowley, Vice President
                                            and Chief Financial Officer