Form 10-Q
period 1999-12-31
SCOPE INDUSTRIES
filed 2000-02-14
CIK 87864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1999

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________


                          Commission file number 1-3552


                                SCOPE INDUSTRIES
             (Exact name of Registrant as specified in its charter)


          CALIFORNIA                                           95-1240976
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


                        233 Wilshire Boulevard, Suite 310
                       Santa Monica, California 90401-1206
                (Address of principal executive office, zip code)


       (Registrant's telephone number, including area code) (310) 458-1574


-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes     [ ] No


The number of shares of registrant's common stock outstanding at January 31, 2000 was 1,094,867.

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                                      INDEX



                                                                        PAGE
                                                                        ----
  Part I.      Financial Information:

               Consolidated Balance Sheets -
                 December 31, 1999 and June 30, 1999                      3

               Consolidated Statements of Operations -
                 Three Months Ended
                 December 31, 1999 and 1998                               4

               Consolidated Statements of Operations -
                 Six Months Ended
                 December 31, 1999 and 1998                               5

               Consolidated Statements of Cash Flows -
                 Six Months Ended
                 December 31, 1999 and 1998                               6

               Notes to Consolidated Financial Statements                 7

               Management's Discussion and Analysis of
                 Results of Operations and Financial Condition            9

  Part II.  Other Information:

      Item 2.  Increases and Decreases in Outstanding Securities
                  and Indebtedness                                       11

      Item 6.  Exhibits and Reports on Form 8-K                          11

               Signatures                                                11

                          PART I. FINANCIAL INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31      JUNE 30
                                                                 1999            1999
                                                              -----------    -----------
                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 3,877,134    $ 3,667,818
  Treasury bills available for sale-at fair value              11,986,682     14,852,203
  Accounts and notes receivable, less allowance
    for doubtful accounts of $578,620 at December 31, 1999
    and $484,885 at June 30, 1999                               4,303,164      4,234,753
  Inventories                                                     645,794        999,755
  Deferred income taxes                                           965,000        955,000
  Prepaid expenses and other current assets                     1,899,505      1,411,455
                                                              -----------    -----------
    TOTAL CURRENT ASSETS                                       23,677,279     26,120,984
                                                              -----------    -----------

NOTES RECEIVABLE                                                  574,070      1,103,816

PROPERTY AND EQUIPMENT:
  Machinery and equipment                                      36,148,859     34,069,755
  Land, buildings and improvements                             15,418,668     14,208,280
                                                              -----------    -----------
                                                               51,567,527     48,278,035
  Less accumulated depreciation and amortization               25,796,474     23,793,405
                                                              -----------    -----------
                                                               25,771,053     24,484,630
                                                              -----------    -----------
COLLECTION ROUTES AND CONTRACTS, less accumulated
    amortization of $1,594,813 at December 31, 1999 and
    $539,427 at June 30, 1999                                   8,440,376      9,775,762

OTHER ASSETS:
  Deferred charges and other assets                               400,741        501,351
  Investments available for sale-at fair value                  9,362,536      8,464,461
  Other equity investments-at cost                              2,434,802      2,006,002
                                                              -----------    -----------
                                                               12,198,079     10,971,814
                                                              -----------    -----------
                                                              $70,660,857    $72,457,006
                                                              ===========    ===========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
  Bank overdraft                                              $   742,968    $      --
  Accounts payable                                               3,235,24      3,917,443
  Other accrued liabilities                                     3,133,580      2,338,505
  Accrued payroll and related employee benefits                 1,740,376      1,005,685
  Income taxes payable                                            247,340        251,485
                                                              -----------    -----------
    TOTAL CURRENT LIABILITIES                                   9,099,513      7,513,118

DEFERRED INCOME TAXES                                           1,087,160      1,328,160
                                                              -----------    -----------
                                                               10,186,673      8,841,278
                                                              -----------    -----------
SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
    authorized; shares issued and outstanding at
    December 31, 1999 - 1,097,867 and
    June 30, 1999 - 1,114,467                                   4,374,450      4,161,300
  Retained earnings                                            51,109,130     55,048,733
  Accumulated other comprehensive income                        4,990,604      4,405,695
                                                              -----------    -----------
                                                               60,474,184     63,615,728
                                                              -----------    -----------
                                                              $70,660,857    $72,457,006
                                                              ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                     DECEMBER 31
                                           -------------------------------
                                               1999                1998
                                           ------------       ------------

REVENUES:
  Sales                                    $ 14,019,768       $  3,964,808
  Vocational school revenues                  1,247,464          1,178,696
                                           ------------       ------------
                                             15,267,232          5,143,504
                                           ------------       ------------

OPERATING COSTS AND EXPENSES:
  Cost of sales                              11,626,853          3,693,832
  Vocational school expenses                    840,317            899,990
  Depreciation and amortization               1,604,772            520,522
  General and administrative                  2,622,682            960,053
                                           ------------       ------------
                                             16,694,624          6,074,397
                                           ------------       ------------
                                             (1,427,392)          (930,893)

Investment and other income                     341,868            607,809
                                           ------------       ------------

(Loss) before income taxes                   (1,085,524)          (323,084)
Income tax benefit                             (350,000)           (85,000)
                                           ------------       ------------

NET LOSS                                   $   (735,524)      $   (238,084)
                                           ============       ============

NET LOSS PER SHARE - BASIC                 $      (0.66)      $      (0.21)

Average shares outstanding                    1,109,792          1,117,242

Cash dividends declared per share          $       1.00       $       1.00


        The accompanying notes are an integral part of these consolidated financial statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             SIX MONTHS ENDED
                                                DECEMBER 31
                                       -------------------------------
                                            1999               1998
                                       -------------------------------
REVENUES:
  Sales                                $ 27,785,446       $  7,991,983
  Vocational school revenues              2,531,382          2,302,901
                                       ------------       ------------
                                         30,316,828         10,294,884
                                       ------------       ------------

OPERATING COSTS AND EXPENSES:
  Cost of sales                          23,186,542          7,131,422
  Vocational school expenses              1,916,833          1,797,463
  Depreciation and amortization           3,146,400          1,030,589
  General and administrative              4,925,579          1,901,013
                                       ------------        -----------
                                         33,175,354         11,860,487
                                       ------------        -----------
                                         (2,858,526)        (1,565,603)

Investment and other income                 683,201          1,292,171
                                       ------------        -----------

(Loss) before income taxes               (2,175,325)          (273,432)
Income tax benefit                         (700,000)           (40,000)
                                       ------------        -----------

NET LOSS                               $ (1,475,325)      $   (233,432)
                                       ============       ============

NET LOSS PER SHARE - BASIC             $      (1.33)      $      (0.21)

Average shares outstanding                1,111,453          1,118,763

Cash dividends declared per share      $       1.00       $       1.00



        The accompanying notes are an integral part of these consolidated financial statements.

                        SCOPE INDUSTRIES AND SUBSDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                               DECEMBER 31
                                                                     -------------------------------
                                                                          1999               1998
                                                                     -------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                             $ (1,475,325)      $   (233,432)
Adjustments to reconcile net loss to net cash flows
  from operating activities:
    Depreciation and amortization                                       2,091,014          1,030,589
    Amortization of contracts and routes                                1,055,386               --
    Gains on investments available for sale                                (8,201)           (10,258)
    (Gains) losses on sale of equipment                                    20,175            (45,534)
    Deferred income taxes
                                                                         (405,054)          (145,000)
Changes in operating assets and liabilities:
    Accounts and notes receivable                                         (68,411)           179,061
    Inventories                                                           353,961             92,405
    Prepaid expenses and other current assets                            (488,050)          (685,893)
    Accounts payable and accrued liabilities                              847,572            847,568
    Income taxes payable                                                   (4,145)          (288,075)
    Other assets                                                          100,610             (6,532)
                                                                      -----------         ----------

Net cash flows from operating activities                               2, 019,532            734,899
                                                                      -----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of U.S. Treasury bills                                       (12,134,479        (16,988,633)
Maturities of U.S. Treasury bills                                      15,000,000         19,000,000
Purchase of property and equipment                                     (3,404,448)        (1,112,700)
Disposition of property and equipment                                       6,836            193,492
Purchase of investments available for sale                                (59,965)          (319,049)
Disposition from sale of investments available for sale                    10,000            718,100
Purchase of long-term note receivable
  and other investment                                                       --             (340,000)
Tax benefit applied to purchase of routes and contracts                   280,000               --
                                                                      -----------        -----------

Net cash flows (used in) from investing activities                       (302,056)         1,151,210
                                                                      -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends to shareowners                                               (1,108,867)        (1,117,967)
Proceeds from stock options exercised                                     213,150             22,838
Repurchases of common stock                                            (1,355,411)          (506,539)
Change in bank overdraft                                                  742,968               --
                                                                      -----------        -----------

Net cash used in financing activities                                  (1,508,160)        (1,601,668)
                                                                      -----------        -----------

Net in cash and cash equivalents                                          209,316            284,441

Cash and cash equivalents at beginning of period                        3,667,818            755,904
                                                                     ------------       ------------
Cash and cash equivalents at end of period                           $  3,877,134       $  1,040,345
                                                                     ============       ============

Noncash investing transaction: Acquired preferred stock of Stamet, Inc. in exchange for cancellation of a $428,800 loan


        The accompanying notes are an integral part of these consolidated financial statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1999


1. The accompanying consolidated financial information of Scope Industries and its subsidiaries ("Scope" or "the Company") should be read in conjunction with the Notes to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended June 30, 1999. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The operating results for the quarter and six months ended December 31, 1999 include revenues and expenses of International Processing Corporation and International Transportation Service, Inc. (collectively known as "IPC"). The Company acquired IPC on April 4, 1999. However, these results are not necessarily indicative of results for a full fiscal year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   Treasury bills consisted of the following:

                                                      December 31,        June 30,
                                                         1999              1999
                                                      -----------       -----------
     At adjusted cost which approximates fair value   $11,986,682       $14,852,203
     At par value                                      12,100,000        15,000,000


3.   Inventories consisted of the following:

                                                       December 31,       June 30,
                                                          1999              1999
                                                      -----------       -----------
     Finished products                                $   285,385       $   205,872
     Raw materials                                        220,957           615,510
     Operating supplies                                   139,452           178,373
                                                      -----------       -----------
                                                      $   645,794       $   999,755
                                                      ===========       ===========

4.   Investments consisted of the following:

                                                         Net unrealized
                                                          Gains Before
                                                         Provision For
                                            Cost         Income Taxes     Fair Value
                                          ----------      ----------      -----------

      At December 31, 1999:
      --------------------
      Investments available for sale      $2,441,932      $6,920,604      $9,362,536
      Other equity investments             2,434,802                       2,434,802(a)

      At June 30, 1999:
      ----------------
      Investments available for sale      $2,383,766      $6,080,695      $8,464,461
      Other equity investments             2,006,002                       2,006,002(a)

      (a)  No quoted prices are available for these securities.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1999
                                   (CONTINUED)


5.   Comprehensive income consisted of the following:

                                                            Six Months Ended
                                                               December 31,
                                                       ------------------------------
                                                           1999               1998
                                                        -----------       -----------
     Net (loss)                                         $(1,475,325)      $  (233,432)

     Unrealized holding gains (losses) arising
     during the period, net of income taxes                 590,322        (2,159,416)

     Reclassify gains realized and included in
     net income, net of income taxes                         (5,413)           (5,258)
                                                        -----------       -----------

     Other comprehensive income (loss)                      584,909        (2,164,674)
                                                        -----------       -----------

     Comprehensive (loss)                              $   (890,416)      $(2,398,106)
                                                       ============       ===========


6. For the six month period ended December 31, 1999 the effective rate for income taxes benefit is 32%. The benefit for income taxes for the six months ended December 31, 1998 was 15% of the loss before taxes. The determination of the benefit for income taxes considers certain permanent differences between taxable income or loss and income or loss as reported using generally accepted accounting methods. Those differences sometimes cause distortions in the relationships between income or loss before income taxes and the provision or benefit for income taxes.


7.   Business segment information:

                                                             Six Months Ended
                                                                December 31,
                                                       ------------------------------
                                                           1999              1998
                                                       -------------     ------------
     Revenues:
     Waste Material Recycling                           $ 27,527,483     $  7,870,770
     Vocational School Group                               2,531,382        2,302,901
     Other                                                   257,963          121,213
                                                         -----------      -----------
                                                        $ 30,316,828      $10,294,884
                                                        ============      ===========

     (Loss) Income before Income Taxes:
     Waste Material Recycling                           $ (1,618,542)     $  (748,859)
     Vocational School Group                                  26,677           (9,402)
     Corporate expenses                                   (1,374,159)        (789,216)
     Other                                                   790,699        1,274,045
                                                        ------------      -----------
                                                        $ (2,175,325)       $(273,432)
                                                        ============      ===========

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Results for the quarter and six months ended December 31, 1999 include the acquired operations of International Processing Corporation and International Transportation Service, Inc. (collectively known as "IPC"). The Company acquired IPC on April 4, 1999. Activities for IPC's operations are included as part of the Waste Material Recycling segment of the Company. For the second quarter ended December 31, 1999, a net loss of $735,524 was incurred compared to the previous year's second quarter net loss of $238,084. The current second quarter loss per share was $0.66 compared to the previous year's second quarter net loss per share of $0.21. Total company revenues for the second quarter ended December 31, 1999 were $15,267,232 compared to $5,143,504 for the comparable quarter last year. The increase in revenues for the current year's first quarter over the prior year's comparable quarter was 197%.

Waste Material Recycling segment sales for the current quarter increased 254% over the comparable quarter last year. The average price received for recycled dried bakery products sold in this year's second quarter was 9% above last year's second quarter average price. This is the first quarter in three years where there was an increase in the selling prices for recycled dried bakery products. For the first six months of the current year the average selling price for recycled dried bakery product is 2% below the comparable period last year. Current quarter operating costs for the Waste Material Recycling segment increased 215% from the comparable quarter last year. The Company's total depreciation and amortization expenses and its general and administrative expenses increased 208% and 173% respectively for the quarter ended December 31, 1999 compared to the comparable year earlier quarter. The increased sales and costs stem from the added investment and operational activity of the Waste Material Recycling segment since its acquisition of IPC. Waste Material Recycling segment operations failed to generate profits in either the current quarter or the comparable quarter last year due primarily to lower selling prices.

Vocational School Group revenues increased 6% from the comparable quarter last year due primarily to increased enrollment. Operations of the Vocational School Group for the current quarter and comparable quarter last year were profitable. One school facility has been relocated to a new leased facility following the lease expiration of its former site.

For the six months ended December 31, 1999, the Company incurred a net loss of $1,475,325 or $1.33 loss per share. For the comparable six months in the prior year, the net loss was $233,432 or $0.21 loss per share. Revenues for the six months ended December 31, 1999 were 194% higher than the comparable six months last year. The Waste Material Recycling segment increased 248% from the comparable quarter last year. The Company's total depreciation and amortization expenses and its general and administrative expenses increased 205% and 159% respectively for the six months ended December 31, 1999 compared to the comparable period last year. The increased sales and costs stem from the added investment and operational activity of the Waste Material Recycling segment since its acquisition of IPC. Waste Material Recycling segment operations failed to generate profits in current six months or the comparable period last year.

Vocational School Group revenues increased 10% from the comparable six month period last year. The Vocational School Group segment operated profitably during the comparable six months of the prior year. The school facility whose lease was terminated relocated into a new leased facility and is operational.

Investment and other income for the three months and six months ended December 31, 1999 was 44% and 47% lower than investment and other income for the quarter and six months ended December 31, 1998. Interest income from U.S. Treasury bills comprised most of the investment income for both quarterly periods. The decrease is attributable to the selling of Treasury bills to finance the purchase of International Processing Corporation in April 1999.

As a result of the loss incurred in the three months and six months ended December 31, 1999, an income tax benefit of 32% of the pre-tax loss is expected through utilization of available tax loss carrybacks and loss carryforwards.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)


FINANCIAL POSITION

Working Capital was $14,577,766 at December 31, 1999. It was $18,607,866 at June 30, 1999. The working capital ratio at December 31, 1999 was 2.6 and was 3.5 at June 30, 1999. Capital expenditures approximating $6 million to $7 million, primarily for Waste Material Recycling facilities and equipment, are planned for calendar year 2000. Borrowing for a portion of the spending is likely and various financing arrangements are currently under consideration.


TAXES

For the six month period ended December 31, 1999 the effective rate for income tax benefits is 32%. The benefit for income taxes for the six months ended December 31, 1998 was 15% of the loss before taxes. The determination of the provision or benefit for income taxes considers certain permanent differences between taxable income and income as reported using generally accepted accounting methods. Those differences sometimes cause distortions in the relationships between income before income taxes and the provision for income taxes.


YEAR 2000

With the arrival of year 2000, the Company has not encountered any "Y2K" problems in its computer systems. The company will continue to review its systems and applications in the event they are subsequently affected by "Y2K" problems. The Company also believes its operating systems will not have serious concerns in this regard and are capable of operating in alternative modes that could circumvent any "Y2K" problems. The company will continue to review and monitor vendors and service providers to determine what if any action may be required as the result of any "Y2K" issues. It is anticipated that no significant additional costs will be incurred with regard to "Y2K" issues.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are not related to historical results are forward looking statements. Actual results may differ materially from those stated or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Potential risk and uncertainties include, but are not limited to, general business conditions, unusual volatility in equity and interest rate markets and in competing commodity markets, disruptions in the availability or pricing or raw materials, transportation difficulties, changing governmental educational aid policies, or disruption or operations due to unavailability of fuels or from acts of God.

                           PART II. OTHER INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES


Item 2. Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the six months ending December 31, 1999 were as follows:

                                                                Common Stock
                                                                No Par Value
                                                                ------------

        Shares outstanding June 30, 1999                         1,114,467

        Stock options exercised                                      8,100

        Shares purchased and retired during the six months         (24,700)
                                                                 ---------

        Shares outstanding December 31, 1999                     1,097,867
                                                                 =========

A corporate resolution requires the retirement of all reacquisitions of common stock. During the six months ended December 31, 1999, the Company purchased and retired 24,700 shares of common stock at a cost of $1,355,411.

Item 6. Exhibits and Reports on Form 8-K.

        (A)  Exhibits - None

        (B) No Form 8-K was filed for the quarter ended December 31, 1999.




                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SCOPE INDUSTRIES

                                           (Registrant)




Dated: February 11, 2000                /s/ Eric M. Iwafuchi
                                        -------------------------------------
                                            Eric M. Iwafuchi, Vice President
                                            and Chief Financial Officer