Form 10-Q
period 2000-03-31
SCOPE INDUSTRIES
filed 2000-05-11
CIK 87864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

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

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes   [ ] No

The number of shares of registrant's common stock outstanding at May 4, 2000 was 1,082,867.

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                                      INDEX


                                                                         PAGE
                                                                         ----
Part I.   Financial Information:

          Consolidated Balance Sheets:

          - March 31, 2000 and June 30, 1999                              3

          Consolidated Statements of Operations:

          - Three Months Ended March 31, 2000 and 1999                    4

          Consolidated Statements of Operations:

          - Nine Months Ended March 31, 2000 and 1999                     5

          Consolidated Statements of Cash Flows:

          - Nine Months Ended March 31, 2000 and 1999                     6

          Notes to Consolidated Financial Statements                      7

          Management's Discussion and Analysis of
            Results of Operations and Financial Condition                10

Part II.  Other Information:

   Item 2.  Increases and Decreases in Outstanding Securities
              and Indebtedness                                           12

   Item 6.  Exhibits and Reports on Form 8-K                             12

            Signatures                                                   12

                          PART I. FINANCIAL INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31           JUNE 30
                                                                 2000              1999
                                                              -----------       -----------
                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 3,793,286       $ 3,667,818
  Treasury bills available for sale-at fair value              11,912,036        14,852,203
  Accounts and notes receivable, less allowance
    for doubtful accounts of $567,620 at March 31, 2000
    and $484,885 at June 30, 1999                              15,368,981         4,234,753
  Inventories                                                     747,919           999,755
  Deferred income taxes                                           980,000           955,000
  Prepaid expenses and other current assets                       880,602         1,411,455
                                                              -----------       -----------
    TOTAL CURRENT ASSETS                                       33,682,824        26,120,984
                                                              -----------       -----------

NOTES RECEIVABLE                                                  498,478         1,103,816

PROPERTY AND EQUIPMENT:
  Machinery and equipment                                      36,579,977        34,069,755
  Land, buildings and improvements                             15,711,048        14,208,280
                                                              -----------       -----------
                                                               52,291,025        48,278,035
  Less accumulated depreciation and amortization               26,558,771        23,793,405
                                                              -----------       -----------
                                                               25,732,254        24,484,630
                                                              -----------       -----------
COLLECTION ROUTES AND CONTRACTS, less
    accumulated amortization of $2,100,676 at
    March 31, 2000 and $539,427 at June 30, 1999                7,794,513         9,775,762

OTHER ASSETS:
  Deferred charges and other assets                               414,559           501,351
  Investments available for sale-at fair value                 15,604,430         8,464,461
  Other equity investments-at cost                              2,011,002         2,006,002
                                                              -----------       -----------
                                                               18,029,991        10,971,814
                                                              -----------       -----------
                                                              $85,738,060       $72,457,006
                                                              ===========       ===========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
  Bank overdraft                                              $ 3,081,104       $        --
  Accounts payable                                              2,945,652         3,917,443
  Other accrued liabilities                                     2,080,462         2,338,505
  Accrued payroll and related employee benefits                 1,429,261         1,005,685
  Income taxes payable                                          2,486,916           251,485
                                                              -----------       -----------
    TOTAL CURRENT LIABILITIES                                  12,023,395         7,513,118

DEFERRED INCOME TAXES                                           3,633,160         1,328,160
                                                              -----------       -----------
                                                               15,656,555         8,841,278
                                                              -----------       -----------
SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares
    authorized; shares issued and outstanding at
    March 31, 2000 - 1,084,267 and
    June 30, 1999 - 1,114,467                                   4,374,450         4,161,300
  Retained earnings                                            56,145,341        55,048,733
  Accumulated other comprehensive income                        9,561,714         4,405,695
                                                              -----------       -----------
                                                               70,081,505        63,615,728
                                                              -----------       -----------
                                                              $85,738,060       $72,457,006
                                                              ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                            -----------------------------
                                               2000               1999
                                            -----------        ----------
REVENUES:
  Sales                                     $12,784,115        $3,943,935
  Vocational school revenues                  1,246,619         1,247,806
                                            -----------        ----------
                                             14,030,734         5,191,741
                                            -----------        ----------

OPERATING COSTS AND EXPENSES:
  Cost of sales                              10,930,652         3,462,219
  Vocational school expenses                    930,519           947,341
  Depreciation and amortization               1,675,339           501,034
  General and administrative                  2,122,505           948,257
                                            -----------        ----------
                                             15,659,015         5,858,851
                                            -----------        ----------

                                             (1,628,281)         (667,110)

Investment and other income                  10,362,321           543,174
                                            -----------        ----------

Income (loss) before income taxes             8,734,040          (123,936)
Provision (benefit) for income taxes          3,110,000           (15,000)
                                            -----------        ----------

NET INCOME (LOSS)                           $ 5,624,040        $ (108,936)
                                            ===========        ==========

NET INCOME (LOSS) PER SHARE - BASIC         $      5.15        $    (0.10)
NET INCOME (LOSS) PER SHARE - DILUTED       $      5.14               n/a

Average shares outstanding - Basic            1,091,717         1,115,517
Average shares outstanding - Diluted          1,093,829               n/a


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  NINE MONTHS ENDED
                                                       MARCH 31
                                            ------------------------------
                                               2000               1999
                                            -----------        -----------
REVENUES:
  Sales                                     $40,569,561        $11,935,918
  Vocational school revenues                  3,778,001          3,550,707
                                            -----------        -----------
                                             44,347,562         15,486,625
                                            -----------        -----------

OPERATING COSTS AND EXPENSES:
  Cost of sales                              34,117,194         10,593,641
  Vocational school expenses                  2,847,352          2,744,804
  Depreciation and amortization               4,821,739          1,531,623
  General and administrative                  7,048,084          2,849,270
                                            -----------        -----------
                                             48,834,369         17,719,338
                                            -----------        -----------

                                             (4,486,807)        (2,232,713)

Investment and other income                  11,045,522          1,835,345
                                            -----------        -----------

Income (loss) before income taxes             6,558,715           (397,368)
Provision (benefit) for income taxes          2,410,000            (55,000)
                                            -----------        -----------

NET INCOME (LOSS)                           $ 4,148,715        $  (342,368)
                                            ===========        ===========

NET INCOME (LOSS) PER SHARE - BASIC         $      3.75        $     (0.31)
NET INCOME (LOSS) PER SHARE - DILUTED       $      3.74                n/a

Average shares outstanding - Basic            1,104,917          1,117,705
Average shares outstanding - Diluted          1,108,327                n/a

Cash dividends paid per share               $      1.00        $      1.00


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                  MARCH 31
                                                                      --------------------------------
                                                                          2000                1999
                                                                      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                     $  4,148,715        $   (342,368)
Adjustments to reconcile net loss to net cash flows
  from operating activities:
    Depreciation and amortization                                        3,260,490           1,531,623
    Amortization of contracts and routes                                 1,561,249                  --
    Gains on investments available for sale                            (10,613,671)            (10,258)
    (Gains) losses on sale of equipment                                     29,616             (55,034)
    Deferred income taxes                                                 (275,000)           (200,000)
Changes in operating assets and liabilities:
    Accounts and notes receivable                                      (10,528,890)            192,428
    Inventories                                                            251,836              32,193
    Prepaid expenses and other current assets                              530,853            (513,538)
    Accounts payable and accrued liabilities                              (806,258)             71,881
    Income taxes payable                                                 2,235,431            (265,544)
    Other assets                                                            86,792             (95,263)
                                                                      ------------        ------------

Net cash flows (used in) from operating activities                     (10,118,837)            346,120
                                                                      ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of U.S. Treasury bills                                        (20,159,833)        (17,416,275)
Maturities of U.S. Treasury bills                                       23,100,000          31,000,000
Purchase of property and equipment                                      (4,584,795)         (2,234,560)
Disposition of property and equipment                                       47,065             202,992
Purchase of investments available for sale                                (284,510)           (319,046)
Disposition of investments available for sale                           11,469,231             718,100
Purchase of long-term note receivable
  and other investment                                                      (5,000)           (375,000)
Tax benefit applied to purchase of routes and contracts                    420,000                  --
                                                                      ------------        ------------

Net cash flows from investing activities                                10,002,158          11,576,211
                                                                      ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends to shareowners                                                (1,108,867)         (1,117,967)
Proceeds from stock options exercised                                      213,150              22,838
Repurchases of common stock                                             (1,943,240)           (626,333)
Change in bank overdraft                                                 3,081,104                  --
                                                                      ------------        ------------

Net cash from (used in) financing activities                               242,147          (1,721,462)
                                                                      ------------        ------------

Net change in cash and cash equivalents                                    125,468          10,200,869

Cash and cash equivalents at beginning of period                         3,667,818             755,904
                                                                      ------------        ------------

Cash and cash equivalents at end of period                            $  3,793,286        $ 10,956,773
                                                                      ============        ============

Noncash investing transaction: Acquired preferred stock of Stamet, Inc. in exchange for cancellation of a $428,800 loan


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000


1. The accompanying consolidated financial information of Scope Industries and its subsidiaries ("Scope" or "the Company") should be read in conjunction with the Notes to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended June 30, 1999. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The operating results for the quarter and nine months ended March 31, 2000 include revenues and expenses of International Processing Corporation and International Transportation Service, Inc. (collectively known as "IPC"). The Company acquired IPC on April 4, 1999. However, these results are not necessarily indicative of results for a full fiscal year.

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

2.      Treasury bills consisted of the following:

                                                                   March 31,        June 30,
                                                                     2000             1999
                                                                  -----------      -----------
        At adjusted cost which approximates fair value            $11,912,036      $14,852,203
        At par value                                               12,100,000       15,000,000

3.      Inventories consisted of the following:

                                                                   March 31,        June 30,
                                                                     2000             1999
                                                                  -----------      -----------
        Finished products                                         $   322,104      $   205,872
        Raw materials                                                 222,582          615,510
        Operating supplies                                            203,233          178,373
                                                                  -----------      -----------
                                                                  $   747,919      $   999,755
                                                                  ===========      ===========

4.      Investments consisted of the following:

                                                                  Net Unrealized
                                                                   Gains Before
                                                                  Provision For
                                                       Cost        Income Taxes    Fair Value
                                                    ----------    --------------   -----------
        At March 31, 2000:
        Investments available for sale              $1,812,716     $13,791,714     $15,604,430
        Other equity investments                     2,011,002                       2,011,002(a)

        At June 30, 1999:
        Investments available for sale              $2,383,766     $ 6,080,695     $ 8,464,461
        Other equity investments                     2,006,002                       2,006,002(a)

        (a) No quoted prices are available for these securities.

        Included in Accounts Receivable at March 31, 2000 is $11,421,632 from the sale of securities which was collected in April 2000.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000
                                   (CONTINUED)


5.      Comprehensive income consisted of the following:

                                                                      Nine Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                    2000            1999
                                                                 -----------     -----------
        Net income (loss)                                        $ 4,148,715     $  (342,368)

        Unrealized holding gains (losses) arising during the
        period, net of income taxes                               12,044,286      (5,178,286)

        Reclassify gains realized and included in net income,
        net of income taxes                                       (6,888,267)         (5,263)
                                                                 -----------     -----------

        Other comprehensive income (loss)                          5,156,019      (5,183,549)
                                                                 -----------     -----------

        Comprehensive income (loss)                              $ 9,304,734     $(5,525,917)
                                                                 ===========     ===========


6. For the nine month period ended March 31, 2000 the effective rate for income taxes is 37%. The benefit for income taxes for the nine months ended March 31, 1999 was 14% of the loss before taxes. The determination of the benefit for income taxes considers certain permanent differences between taxable income or loss and income or loss as reported using generally accepted accounting methods. Those differences sometimes cause distortions in the relationships between income or loss before income taxes and the provision or benefit for income taxes.

7.      Business segment information:

                                                                      Nine Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                    2000           1999
                                                                 -----------     -----------
        Revenues:
        Waste Material Recycling                                 $40,052,460     $11,780,656
        Vocational School Group                                    3,778,001       3,550,707
        Other                                                        517,101         155,262
                                                                 -----------     -----------
                                                                 $44,347,562     $15,486,625
                                                                 ===========     ===========

        Income (loss) before income taxes:
        Waste Material Recycling                                 $(2,558,520)    $  (955,470)
        Vocational School Group                                       94,769         274,171
        Corporate expenses                                        (2,113,522)     (1,197,949)
        Other                                                     11,135,988       1,728,880
                                                                 -----------     -----------
                                                                 $ 6,558,715     $  (397,368)
                                                                 ===========     ===========

        Included in Other Income before income taxes at March 31, 2000 is a gain on the sale of investment securities of $10,613,671.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000
                                   (CONTINUED)


8.      Subsequent Events:

        Subsequent to March 31, 2000, the Company signed a Standby Letter of Credit Facility with a bank to secure a proposed Industrial Revenue Bond ("IRB") Financing for the construction of a new processing plant. The proposed "IRB" financing is for approximately $6,000,000 and is expected to close prior to June 30, 2000.

        In addition, subsequent to March 31, 2000, the Company entered into an agreement to sell its Emission Reduction Credits for 3,727 lbs per day ("ppd") of Reactive Organice Gases ("ROG") for a price of $1,000 per ppd of ROG. The transaction is expected to close prior to June 30, 2000 and that if and when concluded will result in approximately $3,700,000 in pretax income.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Results for the quarter and nine months ended March 31, 2000, include the acquired operations of International Processing Corporation and International Transportation Service, Inc. (collectively known as "IPC"). The Company acquired IPC on April 4, 1999. Activities for IPC's operations are included as part of the Waste Material Recycling segment of the Company. For the third quarter ended March 31, 2000, net income of $5,624,040 was realized compared to the previous year's third quarter net loss of $108,936. The Company realized a gain from the sale of its investment securities that are included in Investment and Other Income of $10,362,321 for the current quarter. The current third quarter income per share diluted was $5.14 compared to the previous year's third quarter net loss per share of $0.10. Total Company revenues for the third quarter ended March 31, 2000, were $14,030,734 compared to $5,191,741 for the comparable quarter last year. The increase in revenues for the current year's third quarter over the prior year's comparable quarter was 170%.

Waste Material Recycling segment sales for the current quarter increased 240% over the comparable quarter last year. The average price received for recycled dried bakery products sold in this year's third quarter was 6% above last year's third quarter average price. This is only the second quarter in three years where there was an increase in the selling prices for recycled dried bakery products. For the first nine months of the current year the average selling price for recycled dried bakery product is even with the comparable period last year. Current quarter operating costs for the Waste Material Recycling segment increased 216% from the comparable quarter last year. The Company's total depreciation and amortization expenses and its general and administrative expenses increased 234% and 124% respectively for the quarter ended March 31, 2000, compared to the comparable prior year quarter. The increased sales and costs stem from the added investment and operational activity of the Waste Material Recycling segment since its acquisition of IPC. Waste Material Recycling segment operations failed to generate profits in either the current quarter or the comparable quarter last year due primarily to lower selling prices.

Vocational School Group revenues were down slightly from the comparable quarter last year with a corresponding decrease in expenses. Operations of the Vocational School Group for the current quarter and comparable quarter last year were profitable.

Investment and other income for the three months ended March 31, 2000, was $10,362,321 compared to the comparable prior year quarter of $543,174. The increase was primarily from the gain on the sale of investment securities.

For the nine months ended March 31, 2000, the Company realized net income of $4,148,715 or $3.74 income per share diluted. For the comparable nine months in the prior year, the net loss was $342,368 or $0.31 loss per share. Revenues for the nine months ended March 31, 2000, were 186% higher than the comparable nine months last year. The Waste Material Recycling segment revenues increased 240% from the comparable period last year. The Company's total depreciation and amortization expenses and its general and administrative expenses increased 215% and 147% respectively for the nine months ended March 31, 2000, compared to the comparable period last year. The increased sales and costs stem from the added investment and operational activity of the Waste Material Recycling segment since its acquisition of IPC. Waste Material Recycling segment operations failed to generate profits in the current nine months or the comparable period last year.

Vocational School Group revenues increased 6% from the comparable nine month period last year and were profitable. The Vocational School Group segment operated profitably during the comparable nine months of the prior year.

Investment and other income for the nine months ended March 31, 2000, was $11,045,522 compared to $1,835,345 for the comparable nine months of the prior year. The increase is primarily from a $10,613,671 gain on the sale of investment securities. Interest income from U.S. Treasury bills comprised most of the investment income for the comparable period last year. Subsequent to March 31, 2000, the Company entered into an agreement to sell its Emission Reduction Credits, that if and when concluded will result in approximately $3,700,000 of pretax income.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

As a result of the income realized in the three months and nine months ended March 31, 2000, an income tax provision of $3,110,000 and $2,410,000 of pre-tax income was provided with an effective tax rate of 36% and 37% respectively.

FINANCIAL POSITION

Working Capital and Working Capital Ratio was $21,659,429 and 2.8 times at March 31, 2000, and $18,607,866 and 3.5 times at June 30, 1999, respectively. Capital expenditures approximating $8 million to $9 million, primarily for Waste Material Recycling facilities and equipment, are planned for calendar year 2000. Subsequent to the quarter end, the Company entered into a Standby Letter of Credit Facility with a Bank to secure a $6,000,000 Industrial Revenue Bond ("IRB") for the construction of a new processing plant. The "IRB" financing is anticipated to close before June 30, 2000, construction of the new plant is expected to be completed by June 30, 2001.

TAXES

For the nine month period ended March 31, 2000, the effective rate for income taxes is 37%. The benefit for income taxes for the nine months ended March 31, 1999, was 14% of the loss before taxes. The determination of the provision or benefit for income taxes considers certain permanent differences between taxable income and income as reported using generally accepted accounting methods. Those differences sometimes cause distortions in the relationships between income before income taxes and the provision for income taxes.

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

                           PART II. OTHER INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES


Item 2. Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the nine months ending March 31, 2000, were as follows:

                                                                  Common Stock
                                                                  No Par Value
                                                                  ------------
        Shares outstanding June 30, 1999                           1,114,467

        Stock options exercised                                        8,100

        Shares purchased and retired during the nine months          (38,300)
                                                                   ---------

        Shares outstanding March 31, 2000                          1,084,267
                                                                   =========

A corporate resolution requires the retirement of all reacquisitions of common stock. During the nine months ended March 31, 2000, the Company purchased and retired 38,300 shares of common stock at a cost of $1,943,240.

Item 6. Exhibits and Reports on Form 8-K.

        (A) Exhibits - None

        (B) No Form 8-K was filed for the quarter ended March 31, 2000.

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SCOPE INDUSTRIES

                                        (Registrant)


Dated: May 11, 2000                     /s/ Eric M. Iwafuchi
                                        ---------------------------------------
                                        Eric M. Iwafuchi, Vice President
                                          and Chief Financial Officer