Form 10-K405
period 2000-06-30
SCOPE INDUSTRIES
filed 2000-09-25
CIK 87864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended June 30, 2000

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                 to
                                   ---------------    ---------------

                          Commission file number 1-3552

                                SCOPE INDUSTRIES
             (Exact name of Registrant as specified in its charter)

         CALIFORNIA                                       95-1240976
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                        233 WILSHIRE BOULEVARD, SUITE 310
                       SANTA MONICA, CALIFORNIA 90401-1206
                (Address of principal executive office, zip code)

       (Registrant's telephone number, including area code) (310) 458-1574

           Securities registered pursuant to Section 12(b) of the Act

    TITLE OF EACH CLASS                NAME OF EXCHANGE ON WHICH REGISTERED
    -------------------                ------------------------------------
No par value Common Stock                     American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X}

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 8, 2000, computed by reference to the closing sales price of such shares on such date was $16,566,215.

The number of shares of registrant's common stock outstanding as of September 8, 2000 was 1,042,867.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                              Part of Form 10-K into which
                           Document                                               Document incorporated
--------------------------------------------------------------------          ----------------------------
Annual Report to Shareowners for the fiscal year ended June 30, 2000               Parts I, II, and IV

Proxy Statement for the Annual Meeting of Shareholders to be held
         October 17, 2000                                                          Parts III and IV

                                TABLE OF CONTENTS
                             FORM 10-K ANNUAL REPORT
                     For the Fiscal Year Ended June 30, 2000


                                SCOPE INDUSTRIES


                                     PART I
                                                                                           Page
                                                                                           ----
Item 1.   Business                                                                           3

Item 2.   Properties                                                                         6

Item 3.   Legal Proceedings                                                                  6

Item 4.   Submission of Matters to a Vote of Security Holders                                7

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters           7

Item 6.   Selected Financial Data                                                            7

Item 7.   Management's Discussion and Analysis of Results of Operations and
          Financial Condition                                                                7

Item 8.   Financial Statements and Supplementary Data                                        7

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosures                                                                        8

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                                 8

Item 11.  Executive Compensation                                                             8

Item 12.  Security Ownership of Certain Beneficial Owners and Management                     8

Item 13.  Certain Relationships and Related Transactions                                     8

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                    9

          Signatures                                                                        11

                                     PART I

ITEM 1. BUSINESS

Except for the historical information contained in this Annual Report on Form 10-K, the information contained herein constitutes forward looking information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular statements about the Company's plans, strategies, and prospects. These statements, which may include words such as "may," "will," "expect," "believe," "intend," "plan," "anticipate," "estimate" or similar words, are based on the Company's current beliefs, expectations and assumptions as reflected therein, and are reasonable. The Company's actual results and financial performance may prove to be very different from what the Company might have predicted on the date of this Annual Report on Form 10-K. Some of the risks and uncertainties that might cause such differences are discussed below and others are discussed under the heading "Risk Factors."

GENERAL DEVELOPMENT AND DESCRIPTION OF BUSINESS

The Registrant was organized in 1938 and incorporated in the State of California on February 8, 1938. The term "Registrant" for purposes of this Item 1 includes the subsidiaries of the Registrant, unless the content discloses otherwise. The Registrant and its subsidiaries have organized its business into principally two business segments: (1) Waste Material Recycling and (2) Beauty Schools.

OPERATING SEGMENTS

Waste Material Recycling Segment

In this business, the Registrant operates plants for the collection and processing of bakery waste materials into food supplement for animals. The Registrant currently operates 14 manufacturing facilities throughout the United States under the name of Dext Company, International Processing Corporation ("IPC") and ReConserve, Inc. in which animal food supplement is produced. Principal customers are dairies, feed lots, pet food manufacturers and poultry farms. The Registrant also owns and operates a plant in Vernon, California, where bakery waste material is processed and converted into breadcrumbs for human consumption. The principal customers are pre-packaged and restaurant supply food processors. This business segment is dependent upon the Registrant's ability to secure surplus and waste material, which it does under contract with bakeries and snack food manufacturers. The competition for securing the waste and surplus material is widespread and intensive. During fiscal 2000, the Registrant purchased raw material contracts from a competitor in the Chicago area that significantly increased the raw material supply helping to reduce processing cost by increasing the efficiency of the new Chicago plant.

The selling price of recycled bakery waste material is affected by fluctuating commodity prices, primarily corn. Corn commodity prices and the Registrant's average unit selling prices were approximately 6% and 2% lower in fiscal 2000 respectively, than they were in the prior fiscal year. Sales tonnage volume for fiscal 2000 increased 118% above the prior year, due primarily to the full year operations of the IPC facilities compared to only the three-month period subsequent to its acquisition last year.

The Waste Material Recycling segment contributed 91%, 84% and 80% of the sales and revenues of the Registrant for fiscal years 2000, 1999 and 1998, respectively. The Waste Material Recycling segment operated profitability for fiscal year 1998 but in fiscal 1999 and 2000 the segment operated at a loss.

Capital expenditures for the Waste Material Recycling segment were $6,069,997 and represented 94% of the Registrant's total capital expenditures for fiscal 2000. In fiscal 1999 and 1998, capital expenditures for the Waste Material Recycling segment was $3,889,838, (94%) and $1,872,305, (71%), respectively, of those fiscal years. A new manufacturing facility near Chicago was constructed during fiscal 1999 and 2000; the new plant became operational during the second fiscal quarter of this year and replaced two former facilities that previously operated in the Chicago area. A new bakery waste recycling facility is to be constructed in Georgia and is being partly financed through the issuance of $6,000,000 in Gainesville and Hall County Development Authority, State of Georgia tax exempt Industrial Revenue Bonds. Capital expenditures for expansion and modernization of existing bakery waste material recycling operations are expected to continue for the next few years. Cash flows from operations, remaining proceeds from the industrial revenue bond financing and liquid instrument holdings are expected to be sufficient to meet fiscal 2001 capital expenditures and operating cash requirement needs without incurring additional debt.


Vocational School Group Segment

Scope Beauty Enterprises, Inc., doing business as Marinello Schools of Beauty, is comprised of 12 vocational beauty schools where cosmetology and manicuring are taught. The schools are located in southern California and Nevada. At its vocational beauty schools, the Registrant enrolls students who pay tuition to learn to become cosmetologist or manicurist. Vocational programs and Federal grants are also utilized for the students' tuition. In addition, members of the public patronize the schools for hair styling and other cosmetological services, which are performed by students. There usually are competitive schools available to the public near each of the Registrant's schools.

This segment has contributed 8%, 16% and 18% of the Registrant's total revenues for the past three years. In fiscal 2000 and 1998 the segment incurred an operating loss before income tax benefit of $22,466 and $52,893, respectively, and in fiscal 1999 the segments operating income before taxes was $53,635.


Other Business

The Registrant owns various oil and gas royalty and working interests. Oil and gas revenues represent 2% or less of total sales and revenues in fiscal years 2000, 1999 and 1998.

The Registrant owns various real estate, including 207 acres of land in Somis, Ventura County, California, purchased in 1979. Various options are being considered for the use or sale of the real estate. The Registrant also owns and manages various marketable securities, U.S. Treasury Bills and other short-term investments.

Investment income consists primarily of interest income and gains or losses on the sale of marketable securities. At June 30, 2000 and June 30, 1999, the Registrant held $19,100,000 and $15,000,000 par value respectively, in U.S. Treasury Bills maturing in less than one year. In fiscal 2000, 1999 and 1998, interest income from Treasury obligations amounted to $732,177, $1,733,642 and $1,616,585, respectively. Net gains from the sale of securities of $10,186,300 and $23,290,926 were recognized in fiscals 2000 and 1998, respectively. A net loss of $288,957 was recognized in fiscal 1999. In fiscal 2000, the Registrant sold all of its excess Emission Reduction Credits realizing a gain of $3,727,000. The Registrant recognized losses on securities whose decline in value was deemed to be other than temporary of $423,800 and $299,215 in fiscals 2000 and 1999, respectively.


Impact of Environmental Protection Measures

Certain of the Registrant's activities are affected by federal, state and/or local air and water pollution control regulations. Compliance with these regulations has required the purchase and installation of pollution abatement equipment and adjustment of production procedures. The Registrant has followed a policy of regular expenditures to assure compliance with such regulations. Air pollution control equipment to be installed at the soon to be constructed production facility in Georgia is estimated will cost approximately $1.5 million.

Risk Factors

The market value of Bakery Waste Material recycled into animal food supplement products is directly tied to commodity prices, primarily corn and some animal grade fat items that are alternatives to our finished product. As such, the sales price of our product is directly correlated by the selling prices of the related commodity items. Historically, over the last 20 years corn prices have averaged $2.52 per bushel. The past two years has seen the price of corn at its lowest level in over 11 years. In fiscal 1999 the corn price averaged $2.02 per bushel and fiscal 2000 corn prices averaged $1.90 per bushel due to record harvest of corn. Currently, this next year is forecasted to produce another record corn crop for the American farmers. The average price per bushel of corn for the month of August 2000 was $1.49.

State government legislates requirements for licensing of beauticians and manicurists who are trained at our beauty schools. Federal and state government through its educational assistance programs provide much of the money that enables the students to obtain the training. Should the federal or state government change its directions towards licensing requirements or reduce its student educational assistance programs the beauty schools would be severely impacted financially.


Employees

The Registrant (including its subsidiaries) employs approximately 433 individuals.

ITEM 2. PROPERTIES

Principal properties owned by the Registrant are listed below:

         Location                                                 Function
         --------                                                 --------
Waste Material Recycling Segment:
         Los Angeles, CA                                      Processing Plant
         San Jose, CA                                         Processing Plant
         Vernon, CA                                           Processing Plant
         Lodi, CA                                             Collection Depot
         Denver, CO                                           Processing Plant
         Conley, GA                                           Processing Plant
         Lake City, GA                                        Processing Plant
         Hodgkins, IL                                         Processing Plant
         Kansas City, KS                                      Processing Plant
         Baltimore, MD                                        Processing Plant
         Secaucus, NJ                                         Collection Depot
         Dallas, TX                                           Processing Plant
         Mt. Pleasant, TX                                     Processing Plant
         Flowery Branch, GA               Processing Plant (to be constructed)

Unimproved Land:
         Somis, CA
         Riverside, CA

Principal properties leased by the Registrant are:

         Location                                         Function
         --------                                         --------
Waste Material Recycling Segment:
         Fresno, CA                                   Collection Depot
         Terre Haute, IN                              Processing Plant
         Carteret, NJ                                 Processing Plant
         Durham, NC                                   Processing Plant
         Fairfield, OH                                Processing Plant

Vocation School Group Segment:
         Eleven Southern California Locations         Beauty Schools
         Las Vegas, Nevada Location                   Beauty School

Administrative Offices:
         Santa Monica, CA
         Tucker, GA

For additional lease information, Note 5 to the Financial Statements in the 2000 Annual Report to Shareowners, page 14, is hereby incorporated by reference.


ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Registrant, any of its subsidiaries or any of their property, and none other than routine litigation incidental to the business, as noted in the 2000 Annual Report to Shareowners, Note 7 on page 15, which is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended June 30, 2000 no matters were submitted to a vote of the Shareowners of the Registrant, either through the solicitation of proxies, or otherwise.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Reference is made to the information with respect to the principal market on which the Registrant's common stock is being traded, and the high and low sales prices for each quarterly period for the last two fiscal years set forth on page 2 and outside back cover of the Registrant's 2000 Annual Report to Shareowners and, by reference, such information is incorporated herein.

The number of holders of record of the Registrant's common stock as of July 31, 2000, based on a listing of the Registrant's Transfer Agent, was 79.

Reference is made to the information regarding the dividends declared during the past two years with respect to the Registrant's common stock set forth on page 2 of the Registrant's 2000 Annual Report to Shareowners and, by reference, such information is incorporated herein. Dividends per share were paid in January 2000 ($1.00), and January 1999 ($1.00).


ITEM 6. SELECTED FINANCIAL DATA

Reference is made to the financial data with respect to the Registrant set forth on the inside front cover of the Registrant's 2000 Annual Report to Shareowners and, by reference, such financial data is incorporated herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 3 to 5 of the Registrant's 2000 Annual Report to Shareowners and, by reference, such information is incorporated herein.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and its subsidiaries included in its Annual Report to Shareowners for the year ended June 30, 2000 are incorporated herein by reference:

         Consolidated Balance Sheets - June 30, 2000 and 1999.

         Consolidated Statements of Operations - Years ended June 30, 2000, 1999 and 1998.

         Consolidated Statements of Cash Flows - Years ended June 30, 2000, 1999 and 1998

         Consolidated Statements of Shareowners' Equity - Years ended June 30,
           2000, 1999 and 1998

         Consolidated Statements of Comprehensive Income - Year ended June 30,
           2000, 1999 and 1998

         Notes to Consolidated Financial Statements

Unaudited Quarterly Financial Data shown on page 2 of the Registrant's 2000 Annual Report to Shareowners for the years ended June 30, 2000 and 1999 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Registrant did not change accountants and there were no disagreements on any matters involving accounting principles or financial statement disclosures during the two-year period ended June 30, 2000.


                                    PART III

Reference is made to the definitive Proxy Statement pursuant to Regulation 14A, which involves the election of directors at the Annual Meeting of Shareowners to be held on October 17, 2000, which was filed with the Securities and Exchange Commission on September 12, 2000 and, by such reference, said Proxy Statement is incorporated herein in response to the information called for by Part III (ITEM
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

The following additional information is furnished in response to Item 10:

Executive Officers of the Registrant

The name, age, position and business experience of each of the executive officers of the Registrant as of June 30, 2000 are listed below:

Name, Age and Position                      Business Experience During Past Five Years
----------------------                      ------------------------------------------
Meyer Luskin, 74                            Chairman, President and Chief Executive Officer since
Chairman of the Board, President            1961; responsible primarily for the formation of overall
and Chief Executive Officer                 corporate policy and oversight of the main business
                                            segments.

Robert E. McMullen, 54                      Chief Operating Officer of Waste Material Recycling
President of Subsidiary                     Segment since April 1999, responsible for the operations
(Scope Products, Inc.)                      of waste material recycling business.  From February
                                            1997 to April 1999, he was President of International
                                            Processing Corporation, a wholly owned subsidiary of
                                            Darling International, Inc.  From March 1982 to February
                                            1997, he served in various management positions of
                                            International Processing Corporation and its
                                            predecessor companies.

F. Duane Turney, 53                         Chief Operating Officer of Vocational School Group
President of Subsidiary                     segment since July 1991, responsible for the operations
(Scope Beauty Enterprises, Inc.)            of beauty schools.

Eric M. Iwafuchi, 55                        Vice President-Finance and Chief Financial Officer since
Vice President-Finance and                  November, 1999; responsible primarily for the overall
Chief Financial Officer                     corporate accounting and financial policies and
                                            procedures and a variety of treasury functions. From
                                            1987 to 1999, he was Vice President and Chief Financial
                                            Officer of Concept Enterprises, Inc., a manufacturer,
                                            importer and distributor of consumer electronic products.
                                            Mr. Iwafuchi is a Certified Public Accountant.

Eleanor R. Smith, 68                        Controller since 1974, Assistant Secretary, 1978 - 1986,
Secretary, Controller                       Secretary since 1986, responsible for financial reporting
and Chief Accounting Officer                and recording keeping, internal controls, systems and
                                            procedures, as well as corporate secretarial functions.

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


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

   (1) The following financial statements of the Registrant, together with the Independent Auditors' Report, included as part of the Registrant's 2000 Annual Report to Shareowners, on pages 6 through 19 thereof, are incorporated by reference and filed herewith as part of Item 8 of this report:

        Independent Auditors' Report.

        Consolidated Balance Sheets at June 30, 2000 and 1999.

        Consolidated Statements of Operations for the years ended June 30, 2000,
            1999 and 1998

        Consolidated Statements of Cash Flows for the years ended June 30, 2000,
            1999 and 1998

        Consolidated Statements of Shareowners' Equity for the years ended June
            30, 2000, 1999 and 1998

        Consolidated Statements of Comprehensive Income for the years ended
            June 30, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

    (2)  Independent Auditors' Report on Schedules

    (3)  Financial Statement Schedule

              Schedule II:  Valuation and Qualifying Accounts

         All other schedules have been omitted as they are not applicable, not material or the required information is given in the financial statements or notes thereto.

(b) Registrant did not file any reports on Form 8-K during the fourth quarter ended June 30, 2000.

(c) Exhibits:

   (3.1)  Registrant's Restated Articles of Incorporation that was Exhibit No.
          3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 is incorporated herein by this reference.

   (3.2) Registrant's By-laws as amended, is being filed as Exhibit 3.2 with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

    (10)  Material Contracts:

          1992 Stock Option Plan, reference is made to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (File No. 33-47053), and by reference such information is incorporated herein.

    (13)  Annual Report to Shareowners

   (21)  Subsidiaries of Registrant

   (22) Proxy Statement for the Annual Meeting of Shareowners to be held on October 17, 2000, which was filed with the Securities and Exchange Commission on September 12, 2000, and by reference such information is incorporated herein in response to the information called for by Part III (ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11, EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

   (23)  Independent Auditors' Consent

   (27)  Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SCOPE INDUSTRIES



                                By /s/ Eric M. Iwafuchi       September 22, 2000
                                   ----------------------     ------------------
                                   Eric M. Iwafuchi                   Date
                                   Vice President-Finance and
                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                                 Title                                 Date
   /s/  Meyer Luskin                Chairman of the Board, President,           September 22, 2000
---------------------------           Chief Executive Officer and               ---------------------
  Meyer Luskin                                 Director


   /s/  Eric M. Iwafuchi                Vice President-Finance and              September 22, 2000
---------------------------               Chief Financial Officer               ---------------------
  Eric M. Iwafuchi                     (Principal Financial Officer)


   /s/  Eleanor R. Smith                  Secretary and Controller              September 22, 2000
---------------------------            (Principal Accounting Officer)           ---------------------
  Eleanor R. Smith


   /s/  Babette Heimbuch                         Director                       September 22, 2000
---------------------------                                                     ---------------------
  Babette Heimbuch


   /s/  Robert Henigson                          Director                       September 22, 2000
---------------------------                                                     ---------------------
  Robert Henigson


   /s/  William H. Mannon                        Director                       September 22, 2000
---------------------------                                                     ---------------------
  William H. Mannon


   /s/  Franklin Redlich                         Director                       September 22, 2000
---------------------------                                                     ---------------------
  Franklin Redlich

INDEPENDENT AUDITORS' REPORT



Board of Directors and
   Shareowners
Scope Industries
Santa Monica, California


We have audited the consolidated financial statements of Scope Industries and subsidiaries as of June 30, 2000 and 1999, and for each of the three years in the period ended June 30, 2000, and have issued our report thereon dated August 28, 2000; such financial statements and report are included in the 2000 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Scope Industries and subsidiaries, listed in Item 14 (a) (3). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based upon our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP

Los Angeles, California
August 28, 2000

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  JUNE 30, 2000

                                        Balance at       Charged to       Charged to                               Balance at
                                        Beginning          Cost             Other                                   End of
        Description                     of Period         Expenses         Accounts            Deductions           Period
Year Ended June 30, 2000:

Allowance for doubtful accounts-
         Accounts receivable             $484,885         $174,120         $      0            $ 13,102(b)         $645,903

Year Ended June 30, 1999:

Allowance for doubtful accounts-
         Accounts receivable             $205,318         $188,658         $194,987(a)         $104,078(b)         $484,885

Year Ended June 30, 1998:

Allowance for doubtful accounts-
         Accounts receivable             $159,167         $116,297         $      0            $ 70,147(b)         $205,318

(a) Valuation allowances received upon the acquisition of International Processing Corporation.

(b) Uncollectable accounts charged against allowance, net.