Form 10-K405/A
period 2000-06-30
SCOPE INDUSTRIES
filed 2000-09-29
CIK 87864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

   (3.2) Registrant's By-laws as amended, is being filed as Exhibit 3.2 with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.*

    (10)  Material Contracts:

          1992 Stock Option Plan, reference is made to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (File No. 33-47053), and by reference such information is incorporated herein.*

    (13)  Annual Report to Shareowners*

   (21)  Subsidiaries of Registrant*

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

   (23)  Independent Auditors' Consent (Filed herewith)

   (27)  Financial Data Schedule*


   * Previously filed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SCOPE INDUSTRIES



                                By /s/ Eric M. Iwafuchi       September 28, 2000
                                   ----------------------     ------------------
                                   Eric M. Iwafuchi                   Date
                                   Vice President-Finance and
                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                                 Title                                 Date
   /s/  Meyer Luskin                Chairman of the Board, President,           September 28, 2000
---------------------------           Chief Executive Officer and               ---------------------
  Meyer Luskin                                 Director


   /s/  Eric M. Iwafuchi                Vice President-Finance and              September 28, 2000
---------------------------               Chief Financial Officer               ---------------------
  Eric M. Iwafuchi                     (Principal Financial Officer)


   /s/  Eleanor R. Smith                  Secretary and Controller              September 28, 2000
---------------------------            (Principal Accounting Officer)           ---------------------
  Eleanor R. Smith


   /s/  Babette Heimbuch                         Director                       September 28, 2000
---------------------------                                                     ---------------------
  Babette Heimbuch


   /s/  Robert Henigson                          Director                       September 28, 2000
---------------------------                                                     ---------------------
  Robert Henigson


   /s/  William H. Mannon                        Director                       September 28, 2000
---------------------------                                                     ---------------------
  William H. Mannon


   /s/  Franklin Redlich                         Director                       September 28, 2000
---------------------------                                                     ---------------------
  Franklin Redlich