Form 10-Q
period 2000-09-30
SCOPE INDUSTRIES
filed 2000-11-13
CIK 87864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ----------------  ----------------------

                          Commission file number 1-3552

                                SCOPE INDUSTRIES
             (Exact name of Registrant as specified in its charter)



         CALIFORNIA                                    95-1240976
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

                          [X] Yes [ ] No


The number of shares of registrant's common stock outstanding at October 31, 2000 was 1,032,567.

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                                      INDEX



                                                                                 PAGE
                                                                                 ----

Part I.      Financial Information:

             Consolidated Balance Sheets -
               September 30, 2000 and June 30, 2000                                 3

             Consolidated Statements of Operations -
               Three Months Ended September 30, 2000 and 1999                       4

             Consolidated Statements of Cash Flows -
               Three Months Ended September 30, 2000 and 1999                       5

             Notes to Consolidated Financial Statements                             6

             Management's Discussion and Analysis of
               Results of Operations and Financial Condition                        8

Part II.  Other Information:

    Item 2.  Increases and Decreases in Outstanding Securities
               and Indebtedness                                                    10

    Item 4.  Submission of Matters to a Vote of Security Holders                   10

    Item  5  Other Information                                                     10

    Item 6.  Exhibits and Reports on Form 8-K                                      10

             Signatures                                                            11


                          PART I. FINANCIAL INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  September 30,        June 30,
                                                                                       2000              2000
                                                                                  -------------       -----------
                                                                                  (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                          $ 3,454,785      $ 4,045,582
  Treasury bills available for sale-at fair value                                     15,853,240       18,840,593
  Accounts and notes receivable, less allowance for
    doubtful accounts of $702,651 at September 30, 2000
    and $645,903 at June 30, 2000                                                      4,433,701        4,581,022
  Inventories                                                                            932,723          680,332
  Deferred income taxes                                                                1,615,270        1,297,500
  Prepaid expenses and other current assets                                            1,569,658        1,576,237
                                                                                     -----------      -----------
    Total current assets                                                              27,859,377       31,021,266
                                                                                     -----------      -----------

Notes Receivable                                                                         620,186          659,374
                                                                                     -----------      -----------
Property and Equipment:
  Machinery and equipment                                                             39,059,120       37,611,946
  Land, buildings and improvements                                                    16,052,687       16,045,836
                                                                                     -----------      -----------
                                                                                      55,111,807       53,657,782
  Less accumulated depreciation and amortization                                      28,694,908       27,531,392
                                                                                     -----------      -----------
                                                                                      26,416,899       26,126,390
                                                                                     -----------      -----------

Collection Routes and Contracts, less accumulated
    amortization of $3,339,410 at September 30, 2000 and
    $2,748,557 at June 30, 2000                                                        6,892,883        7,623,736
                                                                                     -----------      -----------

Other Assets:
  Non-appropriated funds (Industrial Revenue Bonds)                                    5,168,479        5,440,677
  Deferred charges and other assets                                                      603,893          646,613
  Investments available for sale-at fair value                                        12,114,865        9,252,975
  Other equity investments-at cost                                                     2,011,002        2,011,002
                                                                                     -----------      -----------
                                                                                      19,898,239       17,351,267
                                                                                     -----------      -----------
                                                                                     $81,687,584      $82,782,033
                                                                                     ===========      ===========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Accounts payable                                                                   $ 3,763,670      $ 5,052,389
  Other accrued liabilities                                                            1,873,902        1,926,295
  Accrued payroll and related employee benefits                                        1,296,133        1,367,722
  Income taxes payable                                                                      --            317,980
                                                                                     -----------      -----------
    Total current liabilities                                                          6,933,705        8,664,386
Industrial Revenue Bond                                                                5,800,000        5,800,000
Deferred Income Taxes                                                                  2,874,800        1,874,800
                                                                                     -----------      -----------
                                                                                      15,608,505       16,339,186
                                                                                     -----------      -----------
SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares authorized,
    shares issued and outstanding at September 30, 2000 -
    1,034,867 and June 30, 2000 - 1,060,867                                            4,470,450        4,470,450
  Retained earnings                                                                   54,678,669       56,879,462
  Accumulated other comprehensive income                                               6,929,960        5,092,935
                                                                                     -----------      -----------
                                                                                      66,079,079       66,442,847
                                                                                     -----------       ----------
                                                                                     $81,687,584      $82,782,033
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

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended
                                                     September 30,
                                             -----------------------------
                                               2000                1999
                                            ------------       ------------
Revenues:
  Sales                                     $ 11,919,431       $ 13,765,678
  Vocational school revenues                   1,204,570          1,283,918
                                            ------------       ------------
                                              13,124,001         15,049,596
                                            ------------       ------------
Operating Costs and Expenses:
  Cost of sales                               10,313,999         11,559,689
  Vocational school expenses                   1,009,062          1,076,516
  Depreciation and amortization                1,766,650          1,541,628
  General and administrative                   1,897,399          2,302,897
                                            ------------       ------------
                                              14,987,110         16,480,730
                                            ------------       ------------
                                              (1,863,109)        (1,431,134)
                                            ------------       ------------
Other income and expense:
Investment and other income                      479,954            342,060
Interest expense                                (139,556)              (727)
                                            ------------       ------------
                                                 340,398            341,333
                                            ------------       ------------
Loss before income taxes                      (1,522,711)        (1,089,801)
Benefit for income taxes                        (484,000)          (350,000)
                                            ------------       ------------
Net Loss                                    $ (1,038,711)      $   (739,801)
                                            ============       ============
Net Loss Per Share - Basic and Diluted      $      (0.99)      $      (0.66)

Average shares outstanding - Basic             1,045,367          1,114,592



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SCOPE INDUSTRIES AND SUBSDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                         September 30,
                                                                 -----------------------------
                                                                    2000               1999
                                                                 -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(1,038,711)      $  (739,801)
Adjustments to reconcile net loss to net cash flows
  from operating activities:
    Depreciation and amortization                                  1,175,798         1,009,569
    Amortization of contracts and routes                             590,853           532,059
    Gains on investments available for sale                          (49,287)             --
    Losses on sale of equipment                                        8,817             3,887
    Deferred income taxes                                           (317,770)         (220,000)
Changes in operating assets and liabilities:
    Accounts and notes receivable                                    186,509             3,071
    Inventories                                                     (252,391)         (109,635)
    Prepaid expenses and other current assets                         70,814          (244,608)
    Accounts payable and accrued liabilities                      (1,412,701)          839,116
    Income taxes payable                                            (382,215)           26,605
    Tax benefit applied to purchase of routes and contracts          140,000           140,000
    Other assets                                                      42,720            52,689
                                                                 -----------       -----------

Net cash flows (used in) from operating activities                (1,237,564)        1,292,952
                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of U.S. Treasury bills                                   (5,112,647)       (8,077,061)
Maturities of U.S. Treasury bills                                  8,100,000         8,750,000
Purchase of property and equipment                                (1,478,824)       (2,014,628)
Proceeds from disposition of property and equipment                    3,700              --
Purchase of investments available for sale                           (32,063)             --
Proceeds from disposition of investments available for sale           56,485              --
Non-appropriated bond fund proceeds held by Trustee                  272,198              --
                                                                 -----------       -----------
Net cash flows from (used in) investing activities                 1,808,849        (1,341,689)
                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised                                   --             213,150
Repurchases of common stock                                       (1,162,082)         (320,705)
                                                                 -----------       -----------

Net cash used in financing activities                             (1,162,082)         (107,555)
                                                                 -----------       -----------

Net decrease in cash and cash equivalents                           (590,797)         (156,292)

Cash and cash equivalents at beginning of period                   4,045,582         3,667,818
                                                                 -----------       -----------

Cash and cash equivalents at end of period                       $ 3,454,785       $ 3,511,526
                                                                 ===========       ===========

Supplemental Disclosures:
Cash paid during the quarter for:
  Interest                                                       $    61,525       $      --
  Income taxes                                                   $    75,985       $     8,395


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000


Note 1. Basis of Financial Statement Preparation

The accompanying consolidated financial information of Scope Industries and its subsidiaries ("Scope" or the "Company") should be read in conjunction with the Notes to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended June 30, 2000. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments that are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Treasury Bills

Treasury bills consisted of the following:

                                                    September 30,      June 30,
                                                       2000              2000
                                                    -------------      --------
At adjusted cost which approximates fair value      $15,853,240      $18,840,593
At par value                                         16,000,000       19,100,000


Note 3. Inventories

Inventories consisted of the following:


                                               September 30,   June 30,
                                                   2000          2000
                                               -------------   --------
Finished products                                $303,380      $252,264
Raw materials                                     429,436       278,303
Operating supplies                                199,907       149,765
                                                 --------      --------
                                                 $932,723      $680,332
                                                 ========      ========


Note 4 Investments

Investments consisted of the following:

                                               Gross Unrealized Gains
                                                Before Provision For
                                       Cost         Income Taxes         Fair Value
                                       ----         ------------         ----------
At September 30, 2000:
----------------------
Investments available for sale      $ 2,364,905      $ 9,749,960         $12,114,865
Other equity investments              2,011,002             --             2,011,002(a)

At June 30, 2000:
-----------------
Investments available for sale      $ 2,340,040      $ 6,912,935         $ 9,252,975
Other equity investments              2,011,002             --             2,011,002(a)


(a) No quoted prices are available for these securities.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000
                                   (continued)


Note 5. Industrial Revenue Bond

During fiscal 2000, the Company issued $6,000,000 in tax exempt Industrial Revenue Bonds ("IRB") for the construction of a new plant to be built in Georgia. The current portion, $200,000, of the IRB is included in accounts payable at September 30, 2000. At September 30, 2000, the Bond Trustee held non-appropriated funds of $5,168,479 that are restricted for construction of the new plant. At September 30, 2000, the Company was in compliance with all financial covenants under the debt agreement.

Note 6. Comprehensive income (loss)


                                                                   Three Months Ended
                                                                      September 30,
                                                             -----------------------------
                                                                2000               1999
                                                             ------------       ----------
Comprehensive income (loss) consisted of the following:
Net loss                                                     $(1,038,711)      $  (739,801)
                                                             -----------       -----------
Unrealized holding gains (losses) arising during the
    period, net of income taxes                                1,868,886        (1,378,360)
Reclassify gains realized and included in net income,
    net of income taxes                                          (31,861)             --
                                                             -----------       -----------
Other comprehensive income (loss)                              1,837,025        (1,378,360)
                                                             -----------       -----------
Comprehensive income (loss)                                  $   798,314       $(2,118,161)
                                                             ===========       ===========

Note 7. Income Taxes

For the three month period ended September 30, 2000 and the comparable three-month period last year the effective rate for income tax benefit is 32% of the loss before taxes. The determination of the benefit for income taxes considers certain permanent differences between taxable income or loss and income or loss as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income or loss before income taxes and the provision or benefit for income taxes.

Note 8. Business Segment Information


                                                          Three Months Ended
                                                             September 30,
                                                    -------------------------------
                                                        2000               1999
                                                    ------------       ------------
Revenues:
Waste Material Recycling                            $ 11,792,373       $ 13,642,328
Vocational School Group                                1,204,570          1,283,918
Other                                                    127,058            123,350
                                                    ------------       ------------
                                                    $ 13,124,001       $ 15,049,596

(Loss) Income before Income Taxes:
Waste Material Recycling                            $ (1,212,095)      $   (634,380)
Vocational School Group                                  (41,887)           (85,489)
Corporate expenses                                      (658,086)          (670,695)
Other                                                    389,357            300,763
                                                    ------------       ------------
                                                    $ (1,522,711)      $ (1,089,801)
                                                    ============       ============

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The Company incurred a net loss of $1,038,711, or $0.99 per share, for the quarter ended September 30, 2000, compared to the previous year's first quarter net loss of $739,801, or $0.66 per share. Total company revenues for the first quarter ended September 30, 2000 were $13,124,001 compared to $15,049,596 for the comparable quarter last year. The 13% decrease in revenues for the current first quarter over the prior year's comparable quarter was primarily attributable to the Waste Material Recycling segment.

Waste Material Recycling segment sales for the current quarter decreased $1,849,955 or 14% over the comparable quarter last year. The decrease was due primarily to a reduction in both the average selling price and sales volume of recycled dried bakery products. The average selling price for recycled dried bakery products was 8% below last year's comparable quarter and sales volume decreased 3% from the comparable period last year. The average selling price for recycled dried bakery products for the current quarter was also 21% lower than the previous quarter ended June 30, 2000. The decrease is attributed to the record corn crop over the past two years as corn is a direct substitute for our product. The average price of corn this quarter over comparable quarters was at its lowest selling price since 1987. The average price of corn for the current quarter was approximately $1.53 per bushel, the price of corn per bushel for the comparable quarter last year was $1.77, and the quarter ended June 30, 2000, was $2.02 per bushel. Current quarter operating costs for the Waste Material Recycling segment decreased 13% from the comparable quarter last year and was partially offset by increased depreciation and amortization expenses. The Waste Material Recycling segment failed to generate profits in both the current quarter and the comparable quarter last year due primarily to lower selling prices.

Vocational School Group revenues decreased 6% from the comparable quarter last year due primarily to decreased enrollment at the schools partially offset by lower operating expenses. The Vocational School Group operated at a loss for both the current quarter and the comparable quarter last year.

General and administrative expenses for the Company decreased 18% for the quarter ended September 30, 2000, as compared to the comparable prior year quarter, primarily due to the elimination of redundant functions after the acquisition of International Processing Corporation.

Investment and other income for the three months ended September 30, 2000, was $137,894 or a 40% increase over the comparable quarter last year due primarily to higher interest rates and larger interest bearing investment securities balances. Interest income from U.S. Treasury bills comprised most of the investment income for both quarterly periods.

Interest expense for the three months ended September 30, 2000, of $139,556 is primarily due to the Industrial Revenue Bond financing, (includes both interest and amortization of bond financing costs). Interest on the bonds, (5.7% at September 30, 2000), varies weekly based upon the tax-exempt interest rate in the current bond market. The Company had no debt during the first quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

We have used our cash principally to acquire businesses and fund our capital expenses and working capital. We fund our cash requirements principally from cash flows from our operations and proceeds from the sale of investments. Working Capital was $20,925,672 at September 30, 2000, and was $22,356,880 at June 30, 2000. Our working capital ratio at September 30, 2000, was 4.0 to 1 compared to 3.6 to 1 at June 30, 2000. The reduction in working capital is mainly attributed to the reduction in accounts payable and other current liabilities, purchase of treasury stock and purchases of property and equipment from June 30, 2000 and the sale of Treasury bills to finance the payments. Capital expenditures approximating $7,000,000 to $9,000,000, primarily for Waste Material Recycling facilities and equipment are planned for fiscal year 2001. Management believes that the combination of cash on hand, Treasury bills, investments available for sale, the non-appropriated funds (Industrial Revenue Bond proceeds) and cash flow expected to be generated from its operations will be sufficient to fund planned investments and working capital requirements through fiscal 2001.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


TAXES

For the three months ended September 30, 2000, an income tax benefit of 32% of the pre-tax loss is expected through utilization of available tax loss carry backs and loss carry forwards. The determination of the provision or benefit for income taxes considers certain permanent differences between taxable income and income as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income before income taxes and the provision for income taxes.

NEW ACCOUNTING STANDARDS

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires that the Company recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 did not have a material impact on the Company's financial statements.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are not related to historical results are forward looking statements. Actual results may differ materially from those stated or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Potential risk and uncertainties include, but are not limited to, general business conditions, unusual volatility in equity and interest rate markets and in competing commodity markets, disruptions in the availability or pricing or raw materials, transportation difficulties, changing governmental educational aid policies, or disruption or operations due to unavailability of fuels or from acts of God.

                           PART II. OTHER INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES


Item 2. Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the three months ending September 30, 2000 were as follows:


                                                         Common Stock
                                                         No Par Value
                                                         ------------

Shares outstanding June 30, 2000                           1,060,867

Shares purchased and retired during the three months         (26,000)
                                                          ----------
Shares outstanding September 30, 2000                      1,034,867
                                                          ==========


A corporate resolution requires the retirement of all reacquisitions of common stock. During the three months ended September 30, 2000, the Company purchased and retired 26,000 shares of common stock at a cost of $1,162,082.

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareowners held on October 17, 2000, with 1,042,867 shares entitled to vote, 997,703 shares or 96% of those entitled to vote elected five directors to serve for the ensuing year and until their successors have been elected and qualified.


    Directors                         Votes For    Votes Abstained      Total
------------------                    ---------    ---------------     -------
Babette Heimbuch                       997,702           1             997,703
Robert Henigson                        997,702           1             997,703
Meyer Luskin                           997,702           1             997,703
William H. Mannon                      997,702           1             997,703
Franklin Redlich                       997,702           1             997,703


Item 5. Other Information.

On October 17, 2000, the Company's board of directors declared a regular dividend of $1.00 per share payable on January 4, 2001, to shareowners of record at November 24, 2000.

Item 6. Exhibits and Reports on Form 8-K.

     (A) Exhibits - None

     (B) No Form 8-K was filed for the quarter ended September 30, 2000.

                        SCOPE INDUSTRIES AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SCOPE INDUSTRIES

                                                (Registrant)




Dated: November 10, 2000                    /s/ Eric M. Iwafuchi
                                            -----------------------------------
                                            Eric M. Iwafuchi, Vice President
                                            and Chief Financial Officer