Form 10-Q
period 2000-12-31
SCOPE INDUSTRIES
filed 2001-02-09
CIK 87864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2000

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                     to
                                     ---------------------  -------------------


                          Commission file number 1-3552


                                SCOPE INDUSTRIES
             (Exact name of Registrant as specified in its charter)



CALIFORNIA                                           95-1240976
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

                             [X]  Yes [ ]  No


The number of shares of registrant's common stock outstanding at January 31, 2001 was 1,027,867.

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                                      INDEX



                                                                            PAGE
                                                                            ----
Part I    Financial Information:

             Consolidated Balance Sheets -
               December 31, 2000 and June 30, 2000                             3

             Consolidated Statements of Operations -
               Three Months Ended December 31, 2000 and 1999                   4

             Consolidated Statements of Operations -
               Six Months Ended December 31, 2000 and 1999                     5

             Consolidated Statements of Cash Flows -
               Six Months Ended December 31, 2000 and 1999                     6

             Notes to Consolidated Financial Statements                        7

             Management's Discussion and Analysis of
               Results of Operations and Financial Condition                   9

Part II.  Other Information:

    Item 2.  Increases and Decreases in Outstanding Securities
               and Indebtedness                                               12

    Item 6.  Exhibits and Reports on Form 8-K                                 12

             Signatures                                                       12


                          PART I. FINANCIAL INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                December 31,        June 30,
                                                                                    2000              2000
                                                                                ------------        --------
                                                                                (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                       $ 5,351,033      $ 4,045,582
  Treasury bills available for sale-at fair value                                  13,055,253       18,840,593
  Accounts and notes receivable, less allowance for
    doubtful accounts of $668,705 at December 31, 2000
    and $645,903 at June 30, 2000                                                   4,677,148        4,581,022
  Inventories                                                                         696,534          680,332
  Deferred income taxes                                                             1,880,270        1,297,500
  Prepaid expenses and other current assets                                         1,384,643        1,576,237
                                                                                  -----------      -----------
    Total current assets                                                           27,044,881       31,021,266
                                                                                  -----------      -----------

Notes Receivable                                                                      596,857          659,374
                                                                                  -----------      -----------
Property and Equipment:
  Machinery and equipment                                                          41,117,752       37,611,946
  Land, buildings and improvements                                                 16,097,962       16,045,836
                                                                                  -----------      -----------
                                                                                   57,215,714       53,657,782
  Less accumulated depreciation and amortization                                   29,705,694       27,531,392
                                                                                  -----------      -----------
                                                                                   27,510,020       26,126,390
                                                                                  -----------      -----------
Collection Routes and Contracts, less accumulated
    amortization of $3,930,257 at December 31, 2000 and
    $2,748,557 at June 30, 2000                                                     6,162,031        7,623,736
                                                                                  -----------      -----------

Other Assets:
  Non-appropriated funds (Industrial Revenue Bonds)                                 4,892,391        5,440,677
  Deferred charges and other assets                                                   637,757          646,613
  Investments available for sale-at fair value                                      7,790,011        9,252,975
  Other equity investments-at cost                                                  3,011,002        2,011,002
                                                                                  -----------      -----------
                                                                                   16,331,161       17,351,267
                                                                                  -----------      -----------
                                                                                  $77,644,950      $82,782,033
                                                                                  ===========      ===========

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Accounts payable                                                                $ 5,610,517      $ 5,052,389
  Other accrued liabilities                                                         2,867,300        1,926,295
  Accrued payroll and related employee benefits                                     1,293,638        1,367,722
  Income taxes payable                                                                   --            317,980
                                                                                  -----------      -----------
    Total current liabilities                                                       9,771,455        8,664,386
Industrial Revenue Bond                                                             5,800,000        5,800,000
Deferred Income Taxes                                                               1,307,800        1,874,800
                                                                                  -----------      -----------
                                                                                   16,879,255       16,339,186
                                                                                  -----------      -----------
SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares authorized,
    shares issued and outstanding at December 31, 2000 -
    1,028,567 and June 30, 2000 - 1,060,867                                         4,470,450        4,470,450
  Retained earnings                                                                52,250,084       56,879,462
  Accumulated other comprehensive income                                            4,045,161        5,092,935
                                                                                  -----------      -----------
                                                                                   60,765,695       66,442,847
                                                                                  -----------      -----------
                                                                                  $77,644,950      $82,782,033
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

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended
                                                      December 31,
                                            -------------------------------
                                                2000               1999
                                            ------------       ------------
Revenues:
  Sales                                     $ 12,559,115       $ 14,019,768
  Vocational school revenues                   1,206,709          1,247,464
                                            ------------       ------------
                                              13,765,824         15,267,232
                                            ------------       ------------
Operating Costs and Expenses:
  Cost of sales                               11,112,959         11,626,853
  Vocational school expenses                     929,776            840,317
  Depreciation and amortization                1,774,291          1,604,772
  General and administrative                   2,031,951          2,622,682
                                            ------------       ------------
                                              15,848,977         16,694,624
                                            ------------       ------------
                                              (2,083,153)        (1,427,392)
                                            ------------       ------------
Other income and expense:
Investment and other income                      476,630            342,595
Interest expense                                 (33,982)              (727)
                                            ------------       ------------
                                                 442,648            341,868
                                            ------------       ------------
Loss before income taxes                      (1,640,505)        (1,085,524)
Benefit for income taxes                        (515,000)          (350,000)
                                            ------------       ------------
Net Loss                                    $ (1,125,505)      $   (735,524)
                                            ============       ============

Net Loss Per Share - Basic and Diluted      $      (1.09)      $      (0.66)

Average shares outstanding - Basic             1,031,392          1,109,792

Cash dividends declared per share           $       1.00       $       1.00



        The accompanying notes are an integral part of these consolidated financial statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Six Months Ended
                                                      December 31,
                                            -------------------------------
                                               2000                1999
                                            ------------       ------------
Revenues:
  Sales                                     $ 24,478,546       $ 27,785,446
  Vocational school revenues                   2,411,279          2,531,382
                                            ------------       ------------
                                              26,889,825         30,316,828
                                            ------------       ------------


Operating Costs and Expenses:
  Cost of sales                               21,426,958         23,186,542
  Vocational school expenses                   1,938,838          1,916,833
  Depreciation and amortization                3,540,941          3,146,400
  General and administrative                   3,929,350          4,925,579
                                            ------------       ------------
                                              30,836,087         33,175,354
                                            ------------       ------------
                                              (3,946,262)        (2,858,526)
                                            ------------       ------------
Other income and expense:
Investment and other income                      956,584            684,351
Interest expense                                (173,538)            (1,150)
                                            ------------       ------------
                                                 783,046            683,201
                                            ------------       ------------
Loss before income taxes                      (3,163,216)        (2,175,325)
Benefit for income taxes                        (999,000)          (700,000)
                                            ------------       ------------
Net Loss                                    $ (2,164,216)      $ (1,475,325)
                                            ============       ============

Net Loss Per Share - Basic and Diluted      $      (2.08)      $      (1.33)

Average shares outstanding - Basic             1,038,881          1,111,453

Cash dividends declared per share           $       1.00       $       1.00




        The accompanying notes are an integral part of these consolidated financial statements.

                        SCOPE INDUSTRIES AND SUBSDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           Six Months Ended
                                                                                             December 31,
                                                                                    -------------------------------
                                                                                        2000                1999
                                                                                    -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $ (2,164,216)      $ (1,475,325)
Adjustments to reconcile net loss to net cash flows
  from operating activities:
    Depreciation and amortization                                                      2,359,236          2,091,014
    Amortization of contracts and routes                                               1,181,705          1,055,386
    Gains on investments available for sale                                              (49,287)            (8,201)
    Losses on sale of equipment                                                           16,225             20,175
    Deferred income taxes                                                               (425,000)          (405,054)
Changes in operating assets and liabilities:
    Accounts and notes receivable                                                        203,426            (68,411)
    Inventories                                                                          (16,202)           353,961
    Prepaid expenses and other current assets                                            191,594           (488,050)
    Accounts payable and accrued liabilities                                             395,482            481,673
    Income taxes payable                                                                (712,785)            (4,145)
    Tax benefit applied to purchase of routes and contracts                              280,000            280,000
    Other assets                                                                           8,857            100,610
                                                                                    ------------       ------------
Net cash flows from operating activities                                               1,269,035          1,933,633
                                                                                    ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of U.S. Treasury bills                                                      (11,313,500)       (12,134,479)
Maturities of U.S. Treasury bills                                                     17,098,840         15,000,000
Purchase of property and equipment                                                    (3,779,091)        (3,404,448)
Proceeds from disposition of property and equipment                                       20,000              6,836
Purchase of investments available for sale                                              (159,009)           (59,965)
Proceeds from disposition of investments available for sale                               56,485             10,000
Purchase of other equity investments                                                  (1,000,000)              --
Non-appropriated bond fund proceeds held by Trustee                                      548,286               --
                                                                                    ------------       ------------
Net cash flows from (used in) investing activities                                     1,472,011           (582,056)
                                                                                    ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised                                                       --              213,150
Repurchases of common stock                                                           (1,435,595)        (1,355,411)
                                                                                    ------------       ------------
Net cash used in financing activities                                                 (1,435,595)        (1,142,261)
                                                                                    ------------       ------------
Net increase in cash and cash equivalents                                              1,305,451            209,316

Cash and cash equivalents at beginning of period                                       4,045,582          3,667,818
                                                                                    ------------       ------------
Cash and cash equivalents at end of period                                          $  5,351,033       $  3,877,134
                                                                                    ============       ============
Supplemental Disclosures:
Cash paid during the six months for:
  Interest                                                                          $    133,897       $      1,150
  Income taxes                                                                      $     25,765       $     44,145



        The accompanying notes are an integral part of these consolidated financial statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2000


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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year balances have been reclassified to conform with the current period presentation.

Note 2. Treasury Bills

Treasury bills consisted of the following:

                                                    December 31,      June 30,
                                                       2000             2000
                                                    -----------      -----------
At adjusted cost which approximates fair value      $13,055,253      $18,840,593
At par value                                         13,237,000       19,100,000


Note 3. Inventories

Inventories consisted of the following:

                                                    December 31,      June 30,
                                                       2000             2000
                                                    -----------      -----------

Finished products                                    $271,935         $252,264
Raw materials                                         231,407          278,303
Operating supplies                                    193,192          149,765
                                                     --------         --------
                                                     $696,534         $680,332
                                                     ========         ========


Note 4. Investments

Investments consisted of the following:

                                                Gross Unrealized Gains
                                                 Before Provision For
At December 31, 2000:                 Cost           Income Taxes          Fair Value
--------------------                ----------   ---------------------     ----------
Investments available for sale      $2,491,850         $5,298,161          $7,790,011
Other equity investments             3,011,002                 --           3,011,002(a)


The Company entered into an equity investment agreement with an early development stage bio-technical company. The agreement called for an initial investment of $1,000,000 in December 2000, with an additional $2,000,000 to be invested before June 30, 2001. The Company will receive common stock for its investment.

Investments consisted of the following:

                                                Gross Unrealized Gains
                                                 Before Provision For
At June 30, 2000:                    Cost           Income Taxes            Fair Value
-----------------                   ----------   ---------------------      ----------
Investments available for sale      $2,340,040          $6,912,935          $9,252,975
Other equity investments             2,011,002                  --           2,011,002(a)

(a)  No quoted prices are available for these securities.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2000
                                   (continued)

Note 5. Industrial Revenue Bond

During fiscal 2000, the Company issued $6,000,000 in tax exempt Industrial Revenue Bonds ("IRB") for the construction of a new plant to be built in Georgia. The current portion, $200,000, of the IRB is included in accounts payable at December 31, 2000. At December 31, 2000, the Bond Trustee held non-appropriated funds of $4,892,391 that are restricted for construction of the new plant. At December 31, 2000, the Company was in compliance with all financial covenants under the debt agreement.

Note 6. Comprehensive (loss) income

                                                                Six Months Ended
                                                                  December 31,
                                                           ----------------------------
                                                              2000              1999
                                                           -----------       ----------
Comprehensive (loss) consisted of the following:

Net loss                                                   $(2,164,216)      $(1,475,325)
                                                           -----------       -----------
Unrealized holding (losses) gains arising during the
    period, net of income taxes                             (1,015,736)          590,322
Reclassify gains realized and included in net income,
    net of income taxes                                        (32,038)           (5,413)
                                                           -----------       -----------
Other comprehensive (loss) income                           (1,047,774)          584,909
                                                           -----------       -----------
Comprehensive (loss)                                       $(3,211,990)      $  (890,416)
                                                           ===========       ===========


Note 7. Income Taxes

For the six month period ended December 31, 2000 and the comparable six-month period last year the effective rate for income tax benefit is 31% and 32% respectively, of the loss before taxes. The determination of the benefit for income taxes considers certain permanent differences between taxable income or loss and income or loss as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income or loss before income taxes and the provision or benefit for income taxes.

Note 8. Business Segment Information

                                                           Six Months Ended
                                                              December 31,
                                                    -------------------------------
                                                        2000                1999
                                                    ------------       ------------
Revenues:
Waste Material Recycling                            $ 24,231,202       $ 27,527,483
Vocational School Group                                2,411,279          2,531,382
Other                                                    247,344            257,963
                                                    ------------       ------------
                                                    $ 26,889,825       $ 30,316,828
                                                    ============       ============

(Loss) Income before Income Taxes:
Waste Material Recycling                            $ (2,460,048)      $ (1,618,542)
Vocational School Group                                  (21,172)            26,677
Corporate expenses                                    (1,406,080)        (1,374,159)
Other                                                    724,084            790,699
                                                    ------------       ------------
                                                    $ (3,163,216)      $ (2,175,325)
                                                    ============       ============

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The Company incurred a net loss of $1,125,505, or $1.09 per share, for the second quarter compared to the previous year's second quarter net loss of $735,524, or $0.66 per share. Total revenues for the second quarter ended December 31, 2000 were $13,765,824 compared to $15,267,232 for the comparable quarter last year. The decrease in revenues for the current quarter of $1,501,408 or 10% below the prior year's comparable period was primarily attributable to the Waste Material Recycling segment.

Waste Material Recycling segment sales for the current quarter decreased $1,446,326 or 10% from the comparable quarter last year. The decrease was due primarily to a reduction in the average selling price of recycled dried bakery products. The average selling price for recycled dried bakery products was 6% lower than last year's comparable quarter partially offset by an increase of 1% in sales volume from the comparable period last year. The average selling price for the current quarter was also negatively impacted by higher delivery transportation costs. Corn is used as a substitute for dried bakery products in animal feed supplements and the average selling price of recycled dried bakery products is directly correlated to the average price of corn in the commodities markets. Corn prices are down because of record crops the past few years and are selling at prices last seen in 1987. Cost reduction programs helped lower current quarter operating costs for the Waste Material Recycling segment 4% from the comparable quarter last year in spite of increased electrical and natural gas costs and higher depreciation and amortization expenses. The Waste Material Recycling segment failed to generate profits in both the current quarter and the comparable quarter last year due primarily to lower selling prices.

Vocational School Group revenues decreased $40,755 or 3% from the comparable quarter last year due primarily to decreased enrollment of 5% at the schools. Operating expenses, primarily higher rents and salaries, for the current quarter were up 11% from the comparable period last year and were partially offset by lower general and administrative expenses. The Vocational School Group operated at a profit for both the current quarter and for the comparable quarter last year.

General and administrative expenses for the Company decreased 23% for the quarter ended December 31, 2000, as compared to the comparable prior year quarter, primarily due to the elimination of redundant functions after the acquisition of International Processing Corporation.

The Company incurred a net loss of $2,164,216, or $2.08 per share for the six months ended December 31, 2000, compared to the previous year's comparable period net loss of $1,475,325, or $1.33 per share. Total revenues for the six months ended December 31, 2000 were $26,889,825 compared to $30,316,828 for the comparable period last year. The decrease in revenues for the six months of $3,427,003 or 11% from the prior year's comparable periods was primarily attributable to the Waste Material Recycling segment.

Waste Material Recycling segment sales for the current six months decreased $3,296,281 or 12% from the comparable period last year. The decrease was due primarily to a reduction in both the average selling price and sales volume of recycled dried bakery products. The average selling price for recycled dried bakery products was 3% lower than last year's comparable period. Sales volume also was 3% below the comparable period last year. The decreases in average selling price and sales volume can be attributed to the record corn crops the past two years as corn can serve as a direct substitute for our product. The average price of corn for the current six months ($1.73 per bushel) was at its lowest selling price since 1987. Cost reduction programs have helped lower operating costs for the Waste Material Recycling segment by 8% from the comparable period last year in spite of increased electrical and natural gas costs and increased depreciation and amortization expenses. The Waste Material Recycling segment failed to generate profits in both the current six months and the comparable period last year due primarily to lower selling prices.

Vocational School Group revenues for the current six months decreased 5% from the comparable six months last year due primarily to decreased enrollment at the schools. Operating expenses for the current six months were up slightly from the comparable period last year partially offset by lower general and administrative expenses for the current six months from the comparable period last year. The Vocational School Group operated at a loss for the current six months but was profitable for the comparable period last year.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

General and administrative expenses for the Company decreased 20% for the six month period ended December 31, 2000, as compared to the comparable prior year six month period, primarily due to the elimination of redundant functions after the acquisition of International Processing Corporation.

Investment and other income for the six months ended December 31, 2000, was $956,584 or a 40% increase over the comparable period last year due primarily to higher interest rates and larger interest bearing investment securities balances. Interest income from U.S. Treasury bills and interest bearing money market accounts comprised most of the investment income for both periods.

Interest expense for the six months ended December 31, 2000, of $173,538 is primarily due to the Industrial Revenue Bond financing, (includes both interest and amortization of bond financing costs). Interest on the bonds, (5.2% at December 31, 2000), varies weekly based upon the tax-exempt interest rate in the current bond market. The Company had no debt during the first six months of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

We have used our cash principally to purchase investments, fund capital expeditures and working capital. We fund our cash requirements principally from cash flows from our operations and proceeds from the sale of investments. Working Capital was $17,243,426 at December 31, 2000, and was $22,356,880 at June 30, 2000. Our working capital ratio at December 31, 2000, was 2.8 to 1 compared to 3.6 to 1 at June 30, 2000. The reduction in working capital from June 30, 2000 is mainly attributed to the sale of Treasury bills used to help finance the purchase of treasury stock, investments and the purchases of property and equipment. The Company declared a cash dividend of $1.00 per share outstanding at November 24, 2000, payable on January 4, 2001. The liability for the cash dividend is in accrued expenses at December 31, 2000. Capital expenditures approximating $7,000,000 to $9,000,000, primarily for Waste Material Recycling facilities and equipment are planned for calendar year 2001. Management believes that the combination of cash on hand, Treasury bills, investments available for sale, the non-appropriated funds (Industrial Revenue Bond proceeds) and cash flow expected to be generated from its operations will be sufficient to fund planned investments and working capital requirements through fiscal 2001.

TAXES

For the six months ended December 31, 2000, an income tax benefit of 32% of the pre-tax loss is expected through utilization of available tax loss carry backs and loss carry forwards. The determination of the provision or benefit for income taxes considers certain permanent differences between taxable income and income as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income before income taxes and the provision for income taxes.

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

                           PART II. OTHER INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES


Item 2. Increases and Decreases in Outstanding Securities and Indebtedness.

Decreases in outstanding equity securities in the six months ending December 31, 2000, were as follows:

                                                              Common Stock
                                                              No Par Value
                                                              ------------
      Shares outstanding June 30, 2000                          1,060,867

      Shares purchased and retired during the six months          (32,300)
                                                               ----------
      Shares outstanding December 31, 2000                      1,028,567
                                                               ==========

A corporate resolution requires the retirement of all reacquisitions of common stock. During the six months ended December 31, 2000, the Company purchased and retired 32,300 shares of common stock at a cost of $1,435,595.

Item 5. Other Information.

On October 17, 2000, the Company's Board of Directors declared a regular dividend of $1.00 per share payable on January 4, 2001, to shareowners of record at November 24, 2000.

Item 6. Exhibits and Reports on Form 8-K.

        (A) Exhibits - None

        (B) No Form 8-K was filed for the quarter ended December 31, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SCOPE INDUSTRIES

                                          (Registrant)



Dated: February 9, 2001               /s/   Eric M. Iwafuchi
                                      --------------------------------------
                                            Eric M. Iwafuchi, Vice President
                                            and Chief Financial Officer