Form 10-Q
period 2001-03-31
SCOPE INDUSTRIES
filed 2001-05-10
CIK 87864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                   to
                                      -----------------    ---------------------
                          Commission file number 1-3552


                                SCOPE INDUSTRIES
             (Exact name of Registrant as specified in its charter)


         CALIFORNIA                                         95-1240976
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

                                  [X] Yes  [ ] No


The number of shares of registrant's common stock outstanding at May 05, 2001 was 1,029,567.

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                                      INDEX

                                                                         PAGE
                                                                         ----
  Part I.    Financial Information:

             Consolidated Balance Sheets -
               March 31, 2001 and June 30, 2000                           3

             Consolidated Statements of Operations -
               Three Months Ended March 31, 2001 and 2000                 4

             Consolidated Statements of Operations -
               Nine Months Ended March 31, 2001 and 2000                  5

             Consolidated Statements of Cash Flows -
               Nine Months Ended March 31, 2001 and 2000                  6

             Notes to Consolidated Financial Statements                   7

             Management's Discussion and Analysis of
               Results of Operations and Financial Condition              9

  Part II.   Other Information:

     Item 2. Increases and Decreases in Outstanding Securities
               and Indebtedness                                          12

     Item 6. Exhibits and Reports on Form 8-K                            12

             Signatures                                                  12




                          PART I. FINANCIAL INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              March 31,            June 30,
                                                                                2001                 2000
                                                                            ------------          -----------
                                                                             (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                  $ 3,686,484          $ 4,045,582
  Treasury bills available for sale-at fair value                             12,139,498           18,840,593
  Accounts and notes receivable, less allowance for
    doubtful accounts of $610,583 at March 31, 2001
    and $645,903 at June 30, 2000                                              4,551,987            4,581,022
  Inventories                                                                    852,047              680,332
  Deferred income taxes                                                        1,930,270            1,297,500
  Prepaid expenses and other current assets                                    1,050,828            1,576,237
                                                                             -----------          -----------
    Total current assets                                                      24,211,114           31,021,266
                                                                             -----------          -----------

Notes Receivable                                                                 602,405              659,374
                                                                             -----------          -----------
Property and Equipment:
  Machinery and equipment                                                     42,484,759           37,611,946
  Land, buildings and improvements                                            16,084,504           16,045,836
                                                                             -----------          -----------
                                                                              58,569,263           53,657,782
  Less accumulated depreciation and amortization                              30,694,511           27,531,392
                                                                             -----------          -----------
                                                                              27,874,752           26,126,390
                                                                             -----------          -----------
Routes and Contracts, less accumulated
    amortization of $4,521,114 at March 31, 2001 and
    $2,748,557 at June 30, 2000                                                5,431,179            7,623,736
                                                                             -----------          -----------

Other Assets:
  Non-appropriated funds - Industrial Revenue Bonds                            4,390,602            5,440,677
  Deferred charges and other assets                                              626,113              646,613
  Investments available for sale-at fair value                                 4,328,402            9,252,975
  Other equity investments-at cost                                             4,011,002            2,011,002
                                                                             -----------          -----------
                                                                              13,356,119           17,351,267
                                                                             -----------          -----------
                                                                             $71,475,569          $82,782,033
                                                                             ===========          ===========
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
  Accounts payable                                                           $ 4,165,513          $ 4,852,389
  Other accrued liabilities                                                    1,710,279            1,926,295
  Accrued payroll and related employee benefits                                1,454,625            1,367,722
  Income taxes payable                                                              --                317,980
                                                                             -----------          -----------
    Total current liabilities                                                  7,330,417            8,464,386
Industrial Revenue Bond                                                        6,000,000            6,000,000
Deferred Income Taxes                                                            189,800            1,874,800
                                                                             -----------          -----------
                                                                              13,520,217           16,339,186
                                                                             -----------          -----------
SHAREOWNERS' EQUITY:
  Common stock, no par value, 5,000,000 shares authorized,
    shares issued and outstanding at March 31, 2001 -
    1,030,567 and June 30, 2000 - 1,060,867                                    4,576,050            4,470,450
  Retained earnings                                                           51,411,467           56,879,462
  Accumulated other comprehensive income                                       1,967,835            5,092,935
                                                                             -----------          -----------
                                                                              57,955,352           66,442,847
                                                                             -----------          -----------
                                                                             $71,475,569          $82,782,033
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

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                           Three Months Ended
                                                                               March 31,
                                                                  ------------------------------------
                                                                      2001                    2000
                                                                  ------------            ------------
Revenues:
  Sales                                                           $ 12,630,803            $ 12,784,115
  Vocational school revenues                                         1,355,629               1,246,619
                                                                  ------------            ------------
                                                                    13,986,432              14,030,734
                                                                  ------------            ------------


Operating Costs and Expenses:
  Cost of sales                                                     10,631,793              10,930,652
  Vocational school operating expenses                               1,006,100                 930,519
  Depreciation and amortization                                      1,769,138               1,675,339
  General and administrative                                         2,239,955               2,122,505
                                                                  ------------            ------------
                                                                    15,646,986              15,659,015
                                                                  ------------            ------------

                                                                    (1,660,554)             (1,628,281)
                                                                  ------------            ------------
Other income and expense:
Investment and other income                                            567,248              10,366,019
Interest expense                                                       (68,437)                 (3,698)
                                                                  ------------            ------------
                                                                       498,811              10,362,321
                                                                  ------------            ------------

(Loss) income before income taxes                                   (1,161,743)              8,734,040
Benefit (provision) for income taxes                                   366,000              (3,110,000)
                                                                  ------------            ------------

Net (loss) income                                                 $   (795,743)           $  5,624,040
                                                                  ============            ============

Net (loss) income Per Share - Basic                               $      (0.77)           $       5.15
Net (loss) income Per Share - Diluted                             $      (0.77)           $       5.14

Average shares outstanding - Basic                                   1,030,217               1,091,717
Average shares outstanding - Diluted                                 1,030,217               1,093,829

Cash dividends paid per share                                     $       1.00            $       1.00




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                     Nine Months Ended
                                                                          March 31,
                                                             -----------------------------------
                                                                  2001                   2000
                                                             ---------------        ------------

Revenues:
  Sales                                                       $ 37,109,349          $ 40,569,561
  Vocational school revenues                                     3,766,908             3,778,001
                                                              ------------          ------------
                                                                40,876,257            44,347,562
                                                              ------------          ------------

Operating Costs and Expenses:
  Cost of sales                                                 32,058,751            34,117,194
  Vocational school operating expenses                           2,944,938             2,847,352
  Depreciation and amortization                                  5,310,079             4,821,739
  General and administrative                                     6,169,305             7,048,084
                                                              ------------          ------------
                                                                46,483,073            48,834,369
                                                              ------------          ------------

                                                                (5,606,816)           (4,486,807)
                                                              ------------          ------------
Other income and expense:
Investment and other income                                      1,523,832            11,050,370
Interest expense                                                  (241,975)               (4,848)
                                                              ------------          ------------
                                                                 1,281,857            11,045,522
                                                              ------------          ------------

(Loss) income before income taxes                               (4,324,959)            6,558,715
Benefit (provision) for income taxes                             1,365,000            (2,410,000)
                                                              ------------          ------------

Net( loss) income                                             $ (2,959,959)         $  4,148,715
                                                              ============          ============

Net (loss) income Per Share - Basic                           $      (2.86)         $       3.75
Net (loss) income Per Share - Diluted                         $      (2.86)         $       3.74

Average shares outstanding - Basic                               1,036,447             1,104,917
Average shares outstanding - Diluted                             1,036,447             1,108,327

Cash dividends paid per share                                 $       1.00          $       1.00




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SCOPE INDUSTRIES AND SUBSDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                        March 31,
                                                                          -----------------------------------
                                                                                2001                  2000
                                                                          ------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                         $ (2,959,959)          $  4,148,715
Adjustments to reconcile net (loss) income to net cash
  flows from operating activities:
    Depreciation and amortization                                            3,537,522              3,260,490
    Amortization of contracts and routes                                     1,772,557              1,561,249
    Gains on investments available for sale                                   (352,159)           (10,613,671)
    Losses on sale of equipment                                                 92,362                 29,616
    Deferred income taxes                                                     (632,770)              (275,000)
Changes in operating assets and liabilities:
    Accounts and notes receivable                                               86,004            (10,528,890)
    Inventories                                                               (171,715)               251,836
    Prepaid expenses and other current assets                                  525,409                530,853
    Accounts payable and accrued liabilities                                  (815,988)             2,274,846
    Income taxes payable                                                      (317,980)             2,235,431
    Tax benefit applied to purchase of routes and contracts                    420,000                420,000
    Other assets                                                                20,500                 86,792
                                                                          ------------           ------------

Net cash flows from (used in) operating activities                           1,203,783             (6,617,733)
                                                                          ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of U.S. Treasury bills                                            (15,397,746)           (20,159,833)
Maturities of U.S. Treasury bills                                           22,098,841             23,100,000
Purchase of property and equipment                                          (5,506,922)            (4,584,795)
Proceeds from disposition of property and equipment                            128,676                 47,065
Purchase of investments available for sale                                    (159,009)              (284,510)
Proceeds from disposition of investments available for sale                    625,640             11,469,231
Purchase of equity and other investments                                    (2,000,000)                (5,000)
Non-appropriated bond fund proceeds held by Trustee                          1,050,075                   --
                                                                          ------------           ------------

Net cash flows from investing activities                                       839,555              9,582,158
                                                                          ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends to shareowners                                               (1,029,567)            (1,108,867)
Proceeds from stock options exercised                                          105,600                213,150
Repurchases of common stock                                                 (1,478,469)            (1,943,240)
                                                                          ------------           ------------

Net cash used in financing activities                                       (2,402,436)            (2,838,957)
                                                                          ------------           ------------

Net (decrease) increase in cash and cash equivalents                          (359,098)               125,468

Cash and cash equivalents at beginning of period                             4,045,582              3,667,818
                                                                          ------------           ------------

Cash and cash equivalents at end of period                                $  3,686,484           $  3,793,286
                                                                          ============           ============

Supplemental Disclosures:
Cash paid during the nine months for:
  Interest                                                                $    188,594           $      4,848
  Income taxes                                                            $    129,272           $     82,924



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year balances have been reclassified to conform to the current period presentation.

Note 2. Treasury Bills

Treasury bills consisted of the following:

                                                                    March 31,             June 30,
                                                                      2001                  2000
                                                                   -----------          -----------
At adjusted cost which approximates fair value                     $12,139,498          $18,840,593
At par value                                                        12,237,000           19,100,000

Note 3. Inventories

Inventories consisted of the following:

                                                                   March 31,            June 30,
                                                                     2001                 2000
                                                                   --------             --------
Finished products                                                  $365,209             $252,264
Raw materials                                                       280,381              278,303
Operating supplies                                                  206,457              149,765
                                                                   --------             --------
                                                                   $852,047             $680,332
                                                                   ========             ========

Note 4. Investments

Investments consisted of the following:


                                                               Gross Unrealized Gains
                                                               Before Provision For
                                                  Cost             Income Taxes            Fair Value
                                               ----------      ----------------------      ----------
At March 31, 2001:
Investments available for sale                 $2,225,567           $2,102,835             $4,328,402
Other equity investments                        4,011,002                                   4,011,002(a)

The Company entered into an equity investment agreement with an early development stage bio-technical company. The agreement called for an investment of $2,000,000 by March 31, 2001, with an additional $1,000,000 to be invested before June 30, 2001. The Company will receive common stock for its investment.

Investments consisted of the following:

                                                           Gross Unrealized Gains
                                                            Before Provision For
                                                 Cost            Income Taxes        Fair Value
                                              ----------    ---------------------    ----------
At June 30, 2000:
Investments available for sale                $2,340,040          $6,912,935         $9,252,975
Other equity investments                       2,011,002                              2,011,002(a)


(a)  No quoted prices are available for these securities.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001
                                   (continued)


Note 5. Industrial Revenue Bond

In June 2000, the Company issued $6,000,000 in tax exempt Industrial Revenue Bonds ("IRB") for the construction of a new plant to be built in Georgia. Partial redemption of the IRB principal is not scheduled until March 1, 2003. Interest is paid monthly on the outstanding principal. At March 31, 2001, the Bond Trustee held non-appropriated funds of $4,390,602 that are restricted for construction of the new plant. At March 31, 2001, the Company was in compliance with all financial covenants under the debt agreement.

Note 6. Comprehensive (loss) income

                                                                          Nine Months Ended
                                                                              March 31,
                                                                   --------------------------------
                                                                       2001                2000
                                                                   ------------        ------------
Comprehensive (loss) income consisted of the following:
Net (loss) income                                                  $ (2,959,959)       $  4,148,715
                                                                   ------------        ------------
Unrealized holding (losses) gains arising during the
    period, net of income taxes                                      (2,896,196)         12,044,286
Reclassify gains realized and included in net (loss) income,
    net of income taxes                                                (228,904)         (6,888,267)
                                                                   ------------        ------------

Other comprehensive (loss) income                                    (3,125,100)          5,156,019
                                                                   ------------        ------------

Comprehensive (loss) income                                        $ (6,085,059)       $  9,304,734
                                                                   ============        ============

Note 7. Income Taxes

For the nine month period ended March 31, 2001 the effective rate for income tax benefit is approximately 32% of the loss. The effective rate for income taxes for the comparable nine month period last year was approximately 37% of the income. The determination of the benefit for income taxes considers certain permanent differences between taxable income or loss and income or loss as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income or loss before income taxes and the provision or benefit for income taxes.

Note 8. Business Segment Information


                                                                Nine Months Ended
                                                                    March 31,
                                                       ------------------------------------
                                                            2001                   2000
                                                        ------------          ------------
Revenues:
Waste Material Recycling                                $ 36,746,691          $ 40,052,460
Vocational School Group                                    3,766,908             3,778,001
Other                                                        362,658               517,101
                                                        ------------          ------------
                                                        $ 40,876,257          $ 44,347,562
                                                        ============          ============

(Loss) Income before Income Taxes:
Waste Material Recycling                                $ (3,468,932)         $ (2,558,520)
Vocational School Group                                       22,797                94,769
Corporate expenses                                        (2,304,373)           (2,113,522)
Other                                                      1,425,549            11,135,988
                                                        ------------          ------------
                                                        $ (4,324,959)         $  6,558,715
                                                        ============          ============


                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000:

The Company incurred a net loss of $795,743, or $0.77 per share, for the third quarter compared to the previous year's third quarter net income of $5,624,040 or $5.14 per share diluted. The income earned last year was from the sale of investments that resulted in Other income of $10,362,321 compared to the current quarter Other income of $498,811. Revenues for the third quarter ended March 31, 2001 were $13,986,432 compared to $14,030,734 for the comparable quarter last year. The decrease in revenues for the current quarter compared to the prior year's comparable period is primarily attributable to the Waste Material Recycling segment offset by an increase in Vocational School Group revenues.

Waste Material Recycling segment sales for the current quarter decreased slightly from the comparable quarter last year. The decrease was due primarily to a reduction in the average selling price of recycled dried bakery products. Sales tonnage increased 8% during the current quarter compared to the comparable period last year. The average selling price for recycled dried bakery products was 6% lower than last year's comparable quarter partially offset by an increase of 7% in sales volume from the comparable period last year. The average selling price for the current quarter was also negatively impacted by higher delivery transportation costs. Corn is used as a substitute for dried bakery products in animal feed supplements and the average selling price of recycled dried bakery products is directly correlated to the average price of corn in the commodities markets. Record corn crops the past few years have negatively depressed selling prices of corn and our dried bakery products. Cost reduction programs helped lower current quarter operating costs for the Waste Material Recycling segment 1% from the comparable quarter last year in spite of significant increases in electrical, natural gas costs and higher depreciation and amortization expenses. The Waste Material Recycling segment failed to generate profits in both the current quarter and the comparable quarter last year due primarily to lower selling prices.

Vocational School Group revenues increased $109,010 or 9% from the comparable quarter last year due primarily to a slight increase in enrollment at the schools. Operating expenses, primarily higher rents and salaries, for the current quarter were up 8% from the comparable period last year and were partially offset by lower general and administrative expenses. The Vocational School Group operated at a profit for both the current quarter and for the comparable quarter last year.

General and administrative expenses for the Company increased 6% for the quarter ended March 31, 2001, as compared to the comparable prior year quarter due primarily to increased insurance costs for employee benefits.

Nine Months Ended March 31, 2001 and 2000:

The Company incurred a net loss of $2,959,959, or $2.86 per share for the nine months ended March 31, 2001, compared to the previous year's comparable period net income of $4,148,715, or $3.74 per share diluted. Total revenues for the nine months ended March 31, 2001 were $40,876,257 compared to $44,347,562 for the comparable period last year. The decrease in revenues for the nine months of $3,471,305 or 8% from the prior year's comparable period was primarily attributable to the Waste Material Recycling segment.

Waste Material Recycling segment sales for the current nine months decreased $3,305,769 or 8% from the comparable period last year. The decrease was due primarily to a reduction in the average selling price and higher delivery transportation costs. The average selling price for recycled dried bakery products and sales volume for the current nine months were both 7% lower than last year's comparable period. The decreases in average selling price can be attributed to the record corn crops the past two years as corn can serve as a direct substitute for our product. Cost reduction programs have helped lower operating costs for the Waste Material Recycling segment by 2% from the comparable period last year in spite of increased electrical and natural gas costs, diesel fuel and increased depreciation and amortization expenses. The Waste Material Recycling segment failed to generate profits in both the current nine months and the comparable period last year due primarily to lower selling prices.

                        SCOPE INDUSTRIES AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)


Vocational School Group revenues for the current nine months decreased slightly from the comparable nine months last year due primarily to decreased enrollment at the schools during the first six months of the year. Operating expenses for the current nine months were up slightly from the comparable period last year. The Vocational School Group operated at a profit for the current nine months and for the comparable period last year.

General and administrative expenses for the Company decreased 12% for the nine month period ended March 31, 2001, as compared to the comparable prior year nine month period, primarily due to the elimination of redundant functions after the acquisition of International Processing Corporation.

Investment and other income for the nine months ended March 31, 2001, was $1,523,832 compared to $11,050,370 for the comparable period last year when investments were sold realizing a gain of $10,613,671 during the period. Interest income from U.S. Treasury bills and interest bearing money market accounts comprised most of the investment income for both periods excluding the realized gains.

Interest expense for the nine months ended March 31, 2001, of $241,975 is primarily due to the Industrial Revenue Bond financing, (includes both interest and amortization of bond financing costs). Interest on the bonds is paid monthly and the interest rate (3.7% at March 31, 2001), varies weekly based upon the tax-exempt interest rate in the current bond market. The Company had no outstanding debt during the first nine months of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

The Company used cash principally to purchase investments, fund capital expenditures and working capital. The Company funds cash requirements principally from cash flows from our operations and proceeds from the sale of investments. Working Capital was $16,880,697 at March 31, 2001, and was $22,556,880 at June 30, 2000. Our working capital ratio at March 31, 2001, was
3.3 to 1 compared to 3.7 to 1 at June 30, 2000. The reduction in working capital from June 30, 2000 is mainly attributed to the sale of Treasury bills used to help finance the purchase of the Company's common stock, investments and the purchases of property and equipment. The Company paid a cash dividend of $1.00 per share, totaling $1,029,567 on January 4, 2001. Capital expenditures approximating $7,000,000 to $9,000,000, primarily for Waste Material Recycling facilities and equipment are planned for calendar year 2001. Management believes that the combination of cash on hand, Treasury bills, investments available for sale, the non-appropriated funds (Industrial Revenue Bond proceeds) and cash flow expected to be generated from its operations will be sufficient to fund planned investments and working capital requirements through fiscal 2001.


TAXES

For the nine months ended March 31, 2001, an income tax benefit of 32% of the pre-tax loss is expected through utilization of available tax loss carry backs and loss carry forwards. For the comparable nine month period last year the provision for income taxes was 37% of pre-tax income. The determination of the provision or benefit for income taxes considers certain permanent differences between taxable income and income as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income before income taxes and the provision for income taxes.

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

                           PART II. OTHER INFORMATION
                        SCOPE INDUSTRIES AND SUBSIDIARIES


Item 2. Increases and Decreases in Outstanding Securities and Indebtedness.

Increases and decreases in outstanding equity securities in the nine months ending March 31, 2001, were as follows:


                                                                    Common Stock
                                                                    No Par Value
                                                                    ------------

      Shares outstanding June 30, 2000                                1,060,867

      Options exercised during the nine months                            3,000

      Shares purchased and retired during the nine months               (33,300)
                                                                      ---------

      Shares outstanding March 31, 2001                               1,030,567
                                                                      =========

A corporate resolution requires the retirement of all reacquisitions of common stock. During the nine months ended March 31, 2001, the Company purchased and retired 33,300 shares of common stock at a cost of $1,478,469.



Item 6. Exhibits and Reports on Form 8-K.

     (A)  Exhibits - None

     (B)  No Form 8-K was filed for the quarter ended March 31, 2001.




                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SCOPE INDUSTRIES

                                       (Registrant)




Dated: May 09, 2001                    /s/ Eric M. Iwafuchi
                                          ----------------------------------
                                          Eric M. Iwafuchi, Vice President
                                          and Chief Financial Officer