Form 10-K
period 2001-06-30
SCOPE INDUSTRIES
filed 2001-09-26
CIK 87864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2001

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________________ to ________________

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

       TITLE OF EACH CLASS                 NAME OF EXCHANGE ON WHICH REGISTERED
    No par value Common Stock                     American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 17, 2001, computed by reference to the closing sales price of such shares on such date was $16,254,365.

The number of shares of Registrant's common stock outstanding as of September 17, 2001 was 1,029,267.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                    Part of Form 10-K into which
    Document                                           Document incorporated
    --------                                        ----------------------------
Annual Report to Shareowners for the fiscal
 year ended June 30, 2001                               Parts I, II, and IV

Proxy Statement for the Annual Meeting of
Shareholders to be held October 23, 2001                 Parts III and IV

                                TABLE OF CONTENTS
                             FORM 10-K ANNUAL REPORT
                     For the Fiscal Year Ended June 30, 2001


                                SCOPE INDUSTRIES


                                     PART I

                                                                                         Page
                                                                                         ----
Item 1.   Business                                                                         3

Item 2.   Properties                                                                       6

Item 3.   Legal Proceedings                                                                6

Item 4.   Submission of Matters to a Vote of Security Holders                              6


                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters         7

Item 6.   Selected Financial Data                                                          7

Item 7.   Management's Discussion and Analysis of Results of Operations and
          Financial Condition                                                              7

Item 8.   Financial Statements and Supplementary Data                                      7

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosures                                                                      7


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                               8

Item 11.  Executive Compensation                                                           8

Item 12.  Security Ownership of Certain Beneficial Owners and Management                   8

Item 13.  Certain Relationships and Related Transactions                                   8


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K               9-10

          Signatures                                                                      11

                                     PART I

ITEM 1. BUSINESS

        Except for the historical information contained in this Annual Report on Form 10-K, the information contained herein constitutes forward looking information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular statements about the Company's plans, strategies, and prospects. These statements, which may include words such as "may," "will," "expect," "believe," "intend," "plan," "anticipate," "estimate" or similar words, are based on the Company's current beliefs, expectations and assumptions as reflected therein, and are not guarantees of performance. The Company's actual results and financial performance may prove to be very different from what the Company might have predicted on the date of this Annual Report on Form 10-K. Some of the risks and uncertainties that might cause such differences are discussed below and others are discussed under the heading "Risk Factors."

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

OPERATING SEGMENTS

Waste Material Recycling Segment

        In this business segment, the Registrant operates plants for the collection and processing of bakery waste materials into food supplement for animals. The Registrant currently operates 14 manufacturing facilities throughout the United States under the name of Dext Company, International Processing Corporation ("IPC") and ReConserve, Inc. in which animal food supplement is produced. Principal customers are dairies, feed lots, pet food manufacturers and poultry farms. The Registrant also owns and operates a plant in Vernon, California, where bakery waste material is processed and converted into edible breadcrumbs for human consumption. The principal customers are pre-packaged and restaurant supply food processors. This business segment is dependent upon the Registrant's ability to secure surplus and waste material, which it does under long-term contracts with bakeries and snack food manufacturers. The competition for securing the waste and surplus material is widespread and intensive.

        The market value of bakery waste material recycled into animal food supplement products is directly tied to commodity prices, primarily corn and some animal grade fat items that are alternatives to our finished product. As such, the selling price of our product is directly correlated to the selling prices of the related commodity items. Corn commodity prices and the Registrant's average unit selling prices were approximately 5% and 8% lower in fiscal 2001 respectively, than they were in the prior fiscal year while sales tonnage volume for fiscal 2001 increased slightly above the prior year. Historically, over the last 21 years corn prices have averaged $2.49 per bushel. Corn prices averaged $1.80, $1.90 and $2.01 during fiscal 2001, 2000 and 1999, respectively, reaching a low of $1.49 during August of 2000. Corn prices for the month of July and August 2001 averaged $1.92 and $2.00 per bushel.

        The Waste Material Recycling segment contributed 91%, 91% and 84% of the sales and revenues of the Registrant for fiscal years 2001, 2000 and 1999, respectively. The Waste Material Recycling segment has operated at a loss for fiscal years 2001, 2000 and 1999.

        Capital expenditures for the Waste Material Recycling segment were $9,429,531 and represented 99% of the Registrant's total capital expenditures for fiscal 2001. In fiscal 2000 and 1999, capital expenditures for the Waste Material Recycling segment was $6,069,997, (94%) and $3,889,838, (94%), respectively. A new bakery waste recycling facility is under construction in Georgia and is being partly financed through the issuance in fiscal 2000 of $6,000,000 in tax exempt Industrial Revenue Bonds. The new plant will replace two existing plants in the State of Georgia. A manufacturing facility near Chicago was completed during fiscal 2000 and placed into operation; the new plant replaced two former facilities that previously operated in the Chicago area.

        Capital expenditures for expansion and modernization of existing bakery waste material recycling operations are expected to continue for the next few years. Cash flows from operations, remaining proceeds from the industrial revenue bond financing and liquid instrument holdings are expected to be sufficient to meet fiscal 2002 capital expenditures and operating cash requirement needs without incurring additional debt. However, this does not preclude the Company from reviewing any financing options that it feels would be beneficial to the Company's financial position.


Vocational School Group Segment

        Scope Beauty Enterprises, Inc., doing business as Marinello Schools of Beauty, is comprised of 12 vocational beauty schools where cosmetology and manicuring are taught. A new school is under construction in Nevada and is expected to open in the last quarter of calendar 2001. The schools are located in southern California and Nevada. At its vocational beauty schools, the Registrant enrolls students who pay tuition to learn to become cosmetologist or manicurist. Vocational programs and Federal grants are also utilized for the students' tuition. In addition, members of the public patronize the schools for hair styling and other cosmetological services that are performed by students. There usually are competitive schools available to the public near each of the Registrant's schools.

        This segment has contributed 9%, 8% and 15% of the Registrant's total revenues for the past three years. In fiscal 2001 and 2000, the segment incurred operating losses before income tax benefits of $9,997 and $22,466; and in fiscal 1999, the segment's operating income before income taxes was $53,635.


Other Business

        The Registrant owns various oil and gas royalty and working interests. Oil and gas revenues represent 1% or less of total sales and revenues in fiscal years 2001, 2000, and 1999.

        In fiscal 2001, Registrant sold property in Riverside, California and Phoenix, Arizona that was not being used by the Company realizing gain from the sales of $774,655. The Registrant owns 207 acres of unimproved real estate in Somis, Ventura County, California, that was acquired in 1979. Options are being considered for the use or sale of the remaining real estate. The Registrant also owns and manages various marketable and non-marketable securities, U.S. Treasury Bills and other short-term investments.

        Investment income consists primarily of interest income and gains or losses on the sale of marketable securities. At June 30, 2001 and June 30, 2000, the Registrant held $10,000,000 and $19,100,000 par value respectively, in U.S. Treasury Bills maturing in less than one year. In fiscal 2001, 2000 and 1999, interest income from Treasury and Money Market obligations amounted to $1,373,832, $1,048,544 and $1,962,585, respectively. Net gains from the sale of securities of $352,160 and $10,186,300 were recognized in fiscals 2001 and 2000, respectively. A net loss of $288,957 was recognized in fiscal 1999. In fiscal 2000, the Registrant sold it's excess Emission Reduction Credits realizing a gain of $3,727,000. The Registrant recognized losses on securities whose decline in value was deemed to be other than temporary of $423,800 and $299,215 in fiscals 2000 and 1999, respectively and recognized a loss of $116,847 based upon the equity method of accounting for an investment acquired in fiscal 2001.

Impact of Environmental Protection Measures

        Certain of the Registrant's activities are affected by federal, state and/or local air and water pollution control regulations. Compliance with these regulations has required the purchase and installation of pollution abatement equipment and adjustment of production procedures. The Registrant has followed a policy of regular expenditures to assure compliance with such regulations. Air pollution control equipment to be installed at the new production facility in Georgia is estimated will cost approximately $1,500,000. Air pollution equipment installed in the new production facility in Illinois during fiscal 2000 cost $750,000 and another $750,000 was expended for pollution equipment in fiscal 2001 at an existing facility.

Risk Factors

        The market value of Bakery Waste Material recycled into animal food supplement products is directly tied to commodity prices, primarily corn and some animal grade fat items that are alternatives to our finished product. As such, the sales price of our product is directly correlated to the selling prices of the related commodity items. Historically, over the last 21 years corn prices have averaged $2.49 per bushel. The past three years has seen the price of corn at its lowest level since 1987 when corn averaged $1.55 per bushel. In fiscal 1999 the corn price averaged $2.01 per bushel, fiscal 2000 corn prices averaged $1.90 per bushel and fiscal 2001 corn prices averaged $1.80 per bushel, due to record harvests of corn. The next year's forecast for the American corn crop is not as aggressive as in the past three years. The average price per bushel of corn for the months of July and August 2001 was $1.92 and $2.00, respectively. The increasing price of corn appears to be based upon the belief that the corn harvest this year will not be as productive as it has been the past three years in the United States.

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


Employees

The Registrant (including its subsidiaries) employs approximately 404 individuals.

ITEM 2.  PROPERTIES

Principal properties owned by the Registrant are listed below:

         Location                                                   Function
         --------                                                   --------
Waste Material Recycling Segment:
         Los Angeles, CA                                      Processing Plant
         San Jose, CA                                         Processing Plant
         Vernon, CA                                           Processing Plant
         Lodi, CA                                             Collection Depot
         Denver, CO                                           Processing Plant
         Conley, GA                                           Processing Plant
         Lake City, GA                                        Processing Plant
         Hodgkins, IL                                         Processing Plant
         Kansas City, KS                                      Processing Plant
         Baltimore, MD                                        Processing Plant
         Secaucus, NJ                                         Collection Depot
         Dallas, TX                                           Processing Plant
         Mt. Pleasant, TX                                     Processing Plant
         Flowery Branch, GA                                   Processing Plant (under construction)

Unimproved Land:
         Somis, CA

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

Vocation School Group Segment:
         Eleven Southern California Locations                 Beauty Schools
         One Las Vegas, Nevada Location                       Beauty School

Administrative Offices:
         Santa Monica, CA

        For additional lease information, Note 5 to the Financial Statements in the 2001 Annual Report to Shareowners, page 15, is hereby incorporated by reference.


ITEM 3. LEGAL PROCEEDINGS

        There are no material pending legal proceedings against the Registrant, any of its subsidiaries or any of their property, and none other than routine litigation incidental to the business, as noted in the 2001 Annual Report to Shareowners, Note 7 on page 15, which is hereby incorporated by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended June 30, 2001 no matters were submitted to a vote of the Shareowners of the Registrant, either through the solicitation of proxies, or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Reference is made to the information with respect to the principal market on which the Registrant's common stock is being traded, and the high and low sales prices for each quarterly period for the last two fiscal years set forth on page 2 and outside back cover of the Registrant's 2001 Annual Report to Shareowners and, by reference, such information is incorporated herein.

        The number of holders of record of the Registrant's common stock as of August 31, 2001, based on a listing of the Registrant's Transfer Agent, was 77.

        Reference is made to the information regarding the dividends declared during the past two years with respect to the Registrant's common stock set forth on page 2 of the Registrant's 2001 Annual Report to Shareowners and, by reference, such information is incorporated herein. Dividends per share were paid in January 2001 ($1.00), and January 2000 ($1.00).


ITEM 6. SELECTED FINANCIAL DATA

        Reference is made to the financial data with respect to the Registrant set forth on the inside front cover of the Registrant's 2001 Annual Report to Shareowners and, by reference, such financial data is incorporated herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 3 to 5 of the Registrant's 2001 Annual Report to Shareowners and, by reference, such information is incorporated herein.


ITEM 7A. QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 3 to 5 of the Registrant's 2001 Annual Report to Shareowners and, by reference, such information is incorporated herein.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of the Registrant and its subsidiaries included in its Annual Report to Shareowners for the year ended June 30, 2001 are incorporated herein by reference:

        Consolidated Balance Sheets - June 30, 2001 and 2000.
        Consolidated Statements of Operations - Years ended June 30, 2001, 2000 and 1999.
        Consolidated Statements of Cash Flows - Years ended June 30, 2001, 2000 and 1999
        Consolidated Statements of Shareowners' Equity - Years ended June 30, 2001, 2000 and 1999
        Consolidated Statements of Comprehensive Income -- Year ended June 30, 2001, 2000 and 1999
        Notes to Consolidated Financial Statements

        Unaudited Quarterly Financial Data shown on page 2 of the Registrant's 2001 Annual Report to Shareowners for the years ended June 30, 2001 and 2000 is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        The Registrant did not change accountants and there were no disagreements on any matters involving accounting principles or financial statement disclosures during the two-year period ended June 30, 2001.

                                    PART III

        Reference is made to the definitive Proxy Statement pursuant to Regulation 14A, which involves the election of directors at the Annual Meeting of Shareowners to be held on October 23, 2001, which was filed with the Securities and Exchange Commission on September 14, 2001 and, by such reference, said Proxy Statement is incorporated herein in response to the information called for by Part III (ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

The following additional information is furnished in response to Item 10:

Executive Officers of the Registrant

The name, age, position and business experience of each of the executive officers of the Registrant as of June 30, 2001 are listed below:

Name, Age and Position                Business Experience During Past Five Years
----------------------                ------------------------------------------
Meyer Luskin, 75                      Chairman, President and Chief Executive
Chairman of the Board, President      Officer since 1961; responsible primarily
and Chief Executive Officer           for the formation of overall corporate
                                      policy and oversight of the main business
                                      segments.

Robert E. McMullen, 55                Chief Operating Officer of Waste Material
President of Subsidiary               Recycling Segment since April 1999,
(Scope Products, Inc.)                responsible for the operations of waste
                                      material recycling business. From February
                                      1997 to April 1999, he was President of
                                      International Processing Corporation, a
                                      wholly owned subsidiary of Darling
                                      International, Inc. From March 1982 to
                                      February 1997, he served in various
                                      management positions of International
                                      Processing Corporation and its predecessor
                                      companies.

F. Duane Turney, 54                   Chief Operating Officer of Vocational
President of Subsidiary               School Group segment since July 1991,
(Scope Beauty Enterprises, Inc.)      responsible for the operations of
                                      Marinello Schools of Beauty.

Eric M. Iwafuchi, 56                  Vice President-Finance and Chief Financial
Vice President-Finance and            Officer since November, 1999; responsible
Chief Financial Officer               primarily for the overall corporate
                                      accounting, financial policies and
                                      procedures and a variety of treasury
                                      functions. From 1987 to 1999, he was Vice
                                      President and Chief Financial Officer of
                                      Concept Enterprises, Inc., a manufacturer,
                                      importer and distributor of consumer
                                      electronic products. Mr. Iwafuchi is a
                                      Certified Public Accountant.

Eleanor R. Smith, 69                  Controller since 1974, Assistant
Vice President, Secretary,            Secretary, 1978 -- 1986, Secretary since
Controller and Chief                  1986, Vice President since 2001,
Accounting Officer                    responsible for financial reporting and
                                      record keeping, internal controls, systems
                                      and procedures, as well as corporate
                                      secretarial functions.

        The term of office of each executive officer is until his or her respective successor is elected and has been qualified, or until his or her death, resignation or removal. The Board of Directors elects officers annually at its first meeting following the Annual Meeting of Shareowners. No officers have employment contracts with the Registrant. There are no family relationships among any of the Registrant's directors and officers.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

        (1) The following financial statements of the Registrant, together with the Independent Auditors' Report, included as part of the Registrant's 2001 Annual Report to Shareowners, on pages 6 through 21 thereof, are incorporated by reference and filed herewith as part of Item 8 of this report:

            Independent Auditors' Report.

            Consolidated Balance Sheets at June 30, 2001 and 2000.

            Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999

            Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999

            Consolidated Statements of Shareowners' Equity for the years ended June 30, 2001, 2000 and 1999

            Consolidated Statements of Comprehensive Income for the years ended June 30, 2001, 2000 and 1999

            Notes to Consolidated Financial Statements

        (2) Independent Auditors' Report on Schedules

        (3) Financial Statement Schedule

            Schedule II: Valuation and Qualifying Accounts

            All other schedules have been omitted as they are not applicable, not material or the required information is given in the financial statements or notes thereto.

(b) Registrant did not file any reports on Form 8-K during the fourth quarter ended June 30, 2001.

(c)  Exhibits:

        (3.1) Registrant's Restated Articles of Incorporation that was Exhibit No. 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989, is incorporated herein by this reference.

        (3.2) Registrant's By-laws as amended was filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, is incorporated herein by this reference.

        (10)   Material Contracts:


        (10.1) 1992 Stock Option Plan, reference is made to Exhibit 4(a) to the
               Registrant's Registration Statement on Form S-8 (File No. 33-47053), and by reference such information is incorporated herein.

        (10.2) Scope Products, Inc., 2000 Non-Qualified Stock Incentive Stock
               Option Plan.

(13)    Annual Report to Shareowners

(21)    Subsidiaries of Registrant

(22) Proxy Statement for the Annual Meeting of Shareowners to be held on October 23, 2001, which was filed with the Securities and Exchange Commission on September 14, 2001, and by reference such information is incorporated herein in response to the information called for by Part III (ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11,

        EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

(23)    Independent Auditors' Consent

        (b)    Reports on Form 8-K:

               No reports were filed on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SCOPE INDUSTRIES



                                    By       /s/ Eric M. Iwafuchi                      September 25, 2001
                                          ---------------------------------        ---------------------------
                                          Eric M. Iwafuchi                                   Date
                                          Vice President-Finance and
                                          Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                               Title                                       Date
         ---------                               -----                                       ----


   /s/  Meyer Luskin                Chairman of the Board, President,                  September 25, 2001
---------------------------            Chief Executive Officer and                 --------------------------
  Meyer Luskin                                 Director


   /s/  Eric M. Iwafuchi                Vice President-Finance and                     September 25, 2001
---------------------------               Chief Financial Officer                  ---------------------------
  Eric M. Iwafuchi                      (Principal Financial Officer)


   /s/  Eleanor R. Smith                  Vice President, Secretary                    September 25, 2001
---------------------------                   and Controller                       ---------------------------
  Eleanor R. Smith                     (Principal Accounting Officer)


   /s/  Babette Heimbuch                       Director                                September 25, 2001
---------------------------                                                        ---------------------------
  Babette Heimbuch


   /s/  Robert Henigson                        Director                                September 25, 2001
---------------------------                                                        ---------------------------
  Robert Henigson


   /s/  William H. Mannon                      Director                                September 25, 2001
---------------------------                                                        ---------------------------
  William H. Mannon


   /s/  Franklin Redlich                       Director                                September 25, 2001
---------------------------                                                        ---------------------------
  Franklin Redlich

INDEPENDENT AUDITORS' REPORT



Board of Directors and
   Shareowners
Scope Industries
Santa Monica, California


We have audited the consolidated financial statements of Scope Industries and subsidiaries as of June 30, 2001 and 2000, and for each of the three years in the period ended June 30, 2001, and have issued our report thereon dated August 31, 2001; such financial statements and report are included in the 2001 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Scope Industries and subsidiaries, listed in Item 14 (a) (3). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based upon our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP

Los Angeles, California
August 31, 2001

                        SCOPE INDUSTRIES AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                  JUNE 30, 2001


                                      Balance at     Charged to     Charged to                          Balance at
                                      Beginning        Cost           Other                              End of
         Description                  of Period       Expenses       Accounts         Deductions         Period
         -----------                  ---------      ---------      ---------         ---------         ---------
Year Ended June 30, 2001:

Allowance for doubtful accounts-
         Accounts receivable           $645,903       $155,144             $0          $109,764(b)       $691,283

Year Ended June 30, 2000:

Allowance for doubtful accounts-
         Accounts receivable           $484,885       $174,120             $0           $13,102(b)       $645,903

Year Ended June 30, 1999:

Allowance for doubtful accounts-
         Accounts receivable           $205,318       $188,658       $194,987(a)       $104,078(b)       $484,885

(a) Valuation allowances received upon the acquisition of International Processing Corporation.

(b) Reductions to the allowance and uncollectible accounts charged against the allowance, net.