Form 10-Q
period 2001-09-30
SCOPE INDUSTRIES
filed 2001-11-14
CIK 87864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

-OR-

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________________to______________

Commission file number 1-3552

SCOPE INDUSTRIES
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-1240976 (I.R.S. Employer Identification No.)

233 Wilshire Boulevard, Suite 310
Santa Monica, California 90401-1206
(Address of principal executive office, zip code)

(Registrant’s telephone number, including area code) (310) 458-1574

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

[X]   Yes       [    ]   No

The number of shares of registrant’s common stock outstanding at October 31, 2001 was 1,029,267.

SCOPE INDUSTRIES AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2001	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,174,015	$563,234
Treasury bills available for sale-at fair value	4,976,328	9,926,527
Accounts and notes receivable, less allowance for doubtful accounts of $696,142 at September 30, 2001 and $691,283 at June 30, 2001	5,622,487	3,870,559
Income taxes receivable	1,535,976	1,645,253
Inventories	924,770	874,446
Deferred income taxes	—	944,000
Prepaid expenses and other current assets	2,527,911	2,387,804

Total current assets	19,761,487	20,211,823

Notes Receivable	920,996	594,891

Property and Equipment:
Machinery and equipment	46,093,925	42,581,045
Land, buildings and improvements	16,869,526	17,034,166

	62,963,451	59,615,211
Less accumulated depreciation and amortization	30,736,304	30,349,635

	32,227,147	29,265,576

Collection Routes and Contracts, less accumulated amortization of $5,702,825 at September 30, 2001 and $5,111,973 at June 30, 2001	3,969,474	4,700,326

Other Assets:
Non-appropriated funds (Industrial Revenue Bonds)	227,968	1,962,598
Deferred charges and other assets	647,756	680,969
Deferred income taxes	—	231,000
Investments available for sale-at fair value	8,326,709	4,871,810
Other equity investments-at cost	8,415,403	8,474,155

	17,617,836	16,220,532

	$74,496,940	$70,993,148

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Accounts payable	$3,947,833	$4,498,515
Other accrued liabilities	1,683,442	1,852,487
Accrued payroll and related employee benefits	1,905,564	1,572,553

Total current liabilities	7,536,839	7,923,555
Industrial Revenue Bond	6,000,000	6,000,000
Deferred Income Taxes	524,000	—

	14,060,839	13,923,555

Shareowners’ Equity:
Common stock, no par value, 5,000,000 shares authorized, shares issued and outstanding at September 30, 2001 - 1,029,267 and June 30, 2001 - 1,029,267	4,576,050	4,576,050
Retained earnings	51,065,831	50,143,924
Accumulated other comprehensive income	4,794,220	2,349,619

	60,436,101	57,069,593

	$74,496,940	$70,993,148

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,

	2001	2000

Revenues:
Sales	$15,286,496	$13,013,019
Vocational school revenues	1,397,477	1,204,570

	16,683,973	14,217,589

Operating Costs and Expenses:
Cost of sales	11,649,231	11,407,587
Vocational school expenses	1,123,097	1,009,062
Depreciation and amortization	1,691,567	1,766,650
General and administrative	1,979,192	1,951,941

	16,443,087	16,135,240

	240,886	(1,917,651)

Other income and expense:
Investment and other income	1,282,222	479,954
Interest expense	(55,201)	(85,014)

	1,227,021	394,940

Income (loss) before income taxes	1,467,907	(1,522,711)
Provision (benefit) for income taxes	546,000	(484,000)

Net Income (Loss)	$921,907	$(1,038,711)

Net Income (Loss) Per Share — Basic and Diluted	$0.90	$(0.99)
Average shares outstanding — Basic	1,029,267	1,045,367
Average shares outstanding — Diluted	1,029,267	1,045,367

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,

	2001	2000

Cash Flows from Operating Activities:
Net income (loss)	$921,907	$(1,038,711)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,100,715	1,175,798
Amortization of contracts and routes	590,852	590,853
Gains on investments available for sale	(649,147)	(49,287)
(Gains) losses on sale of property and equipment	(546,993)	8,817
Deferred income taxes	301,000	(317,770)
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,751,928)	186,509
Inventories	(50,324)	(252,391)
Prepaid expenses and other current assets	(140,107)	70,814
Accounts payable and accrued liabilities	(385,469)	(1,412,701)
Income taxes receivable	109,277	(382,215)
Tax benefit applied to purchase of routes and contracts	140,000	140,000
Other assets	(235,384)	42,720

Net cash flows (used in) from operating activities	(595,601)	(1,237,564)

Cash Flows from Investing Activities:
Purchase of U.S. Treasury bills	(2,049,801)	(5,112,647)
Maturities of U.S. Treasury bills	7,000,000	8,100,000
Purchase of property and equipment	(4,161,074)	(1,478,824)
Proceeds from disposition of property and equipment	645,781	3,000
Purchase of investments available for sale	—	(32,063)
Proceeds from disposition of investments available for sale	1,036,846	56,485
Non-appropriated bond fund proceeds held by Trustee	1,734,630	272,198

Net cash flows from (used in) investing activities	4,206,382	1,808,849

Cash Flows from Financing Activities:
Repurchases of common stock	—	(1,162,082)

Net increase (decrease) in cash and cash equivalents	3,610,781	(590,797)
Cash and cash equivalents at beginning of period	563,234	4,045,582

Cash and cash equivalents at end of period	$4,174,015	$3,454,785

Supplemental Disclosures:
Cash paid during the quarter for:
Interest	$39,995	$61,525
Income taxes	$21,966	$75,985

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2001

Note 1. Basis of Financial Statement Preparation

     The accompanying consolidated financial information of Scope Industries and its subsidiaries (“Scope” or the “Company”) should be read in conjunction with the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended June 30, 2001. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments that are considered necessary by the Company’s management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. Certain prior year balances have been reclassified to conform to current period presentation.

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

Note 2. Treasury Bills

     Treasury bills consisted of the following:

	September 30,	June 30,
	2001	2001

At adjusted cost which approximates fair value	$4,976,328	$9,926,527
At par value	5,000,000	10,000,000

Note 3. Inventories

     Inventories consisted of the following:

	September 30,	June 30,
	2001	2001

Finished products	$376,861	$368,348
Raw materials	373,402	356,425
Operating supplies	174,507	149,673

	$924,770	$874,446

Note 4. Investments

     Investments consisted of the following:

	Gross Unrealized Gains
	Before Provision For

	Cost	Income Taxes	Fair Value

At September 30, 2001:
Equity securities — available for sale	$1,857,489	$6,469,220	$8,326,709
Other equity securities	8,415,403		8,415,403	(a)
At June 30, 2001:
Equity securities — available for sale	$2,245,187	$2,626,623	$4,871,810
Other equity securities	8,474,155		8,474,155	(a)

(a)	No quoted market prices are available for these securities.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2001
(continued)

Note 5. Industrial Revenue Bond

     In fiscal 2000, the Company issued $6,000,000 in tax exempt Industrial Revenue Bonds (“IRB”) for the new plant in Georgia currently under construction. At September 30, 2001, the Bond Trustee held non-appropriated funds of $227,968 that are restricted for construction of the new plant. At September 30, 2001, the Company was in compliance with all financial covenants under the debt agreement.

Note 6. Comprehensive income

	Three Months Ended
	September 30,

	2001	2000

Comprehensive income consisted of the following:
Net income (loss)	$921,907	$(1,038,711)

Unrealized holding gains arising during the period, net of income taxes	2,880,349	1,868,886
Reclassify gains realized and included in net income, net of income taxes	(435,750)	(31,861)

Other comprehensive income	2,444,599	1,837,025

Comprehensive income	$3,366,506	$798,314

Note 7. Income Taxes

     For the three month period ended September 30, 2001, the effective rate for income taxes is 37% of the income before taxes and for the comparable three-month period last year the effective rate for income tax benefit is 32% of the loss before taxes. The determination of the income tax or benefit for income tax considers certain permanent differences between taxable income or loss and income or loss as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income or loss before income taxes and the provision or benefit for income taxes.

Note 8. Business Segment Information

	Three Months Ended
	September 30,

	2001	2000

Revenues:
Waste Material Recycling	$15,130,769	$12,885,961
Vocational School Group	1,397,477	1,204,570
Other	155,727	127,058

	$16,683,973	$14,217,589

Operating Income (Loss) before Income Taxes:
Waste Material Recycling	$1,921,723	$(190,315)
Vocational School Group	219,089	138,015
Other	79,266	86,590
General and administrative expenses	(1,979,192)	(1,951,941)
Other income and expense	1,227,021	394,940

	$1,467,907	$(1,522,711)

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     The Company had net income of $921,907, or $0.90 per share, for the quarter ended September 30, 2001, compared to the previous year’s first quarter net loss of $1,038,711, or $0.99 per share. Total company revenues for the first quarter ended September 30, 2001 were $16,683,973 compared to $14,217,589 for the comparable quarter last year. The 17% increase in revenues for the current first quarter over the prior year’s comparable quarter was attributable to both the Waste Material Recycling and Beauty School segments.

     Waste Material Recycling segment sales for the current quarter increased $2,244,808 or 17% over the comparable quarter last year. The increase was due primarily to a 15% increase in the average selling prices on slightly higher sales volume of recycled dried bakery products. The increase is primarily attributed to the volatility in the commodity market due to early reductions in the estimated volume of future corn crops compared to record corn crops produced during the past three years. The average price of corn for the current quarter was approximately $1.95 per bushel compared to $1.53 per bushel for the comparable quarter last year and $1.80 per bushel for the quarter ended June 30, 2001. The average price of corn for the month of October 2001 dropped to $1.84 per bushel. The Waste Material Recycling segment generated operating profit in the current quarter versus an operating loss in the comparable quarter last year due primarily to higher average selling prices, reduced raw material costs and improved production efficiencies from new capital equipment.

     Vocational School Group revenues increased 16% from the comparable quarter last year due primarily to increased enrollment at the schools. The Vocational School Group had operating income for both the current quarter and the comparable quarter last year. A new school near Las Vegas, Nevada is scheduled to open in December 2001.

     General and administrative expenses for the Company increased slightly (1%) for the quarter ended September 30, 2001, as compared to the prior year quarter. The increase is due primarily to the increases in employee health benefit costs, workers’ compensation insurance and auto, property and liability insurance.

     Investment and other income for the three months ended September 30, 2001, was $1,282,222 compared to $479,954 for the comparable quarter last year. Included in investment and other income were gains of $649,147 from the sale of investment securities and a gain of $554,669 from the sale of idle property no longer being utilized in the Waste Material Recycling operations. Interest income of $120,838 from U.S. Treasury bills comprised most of the remainder of investment income in the current quarter compared to $405,601 for the comparable quarter last year. The reduction in interest income was primarily due to lower interest rates and a smaller investment portfolio. Offsetting the above investment and other income were losses on the disposition of equipment and losses recognized on an investment accounted for by the equity method of accounting.

     Interest expense, which is included in Investment and other income, for the three months ended September 30, 2001, was $55,201 compared to $85,014 for the comparable quarter last year. The interest is primarily related to the Industrial Revenue Bond financing, (includes both interest and amortization of bond financing costs). Interest on the bonds is paid monthly and varies weekly based upon the tax-exempt interest rate in the bond market, (2.45% at September 30, 2001).

LIQUIDITY AND CAPITAL RESOURCES

     We have used our cash principally to fund our capital expenses and for working capital. We funded our cash requirements principally from cash flows from our operations, utilization of unappropriated funds from the IRB and proceeds from the sale of investments. During the current quarter we expended $3,259,528 for capital projects primarily within the Waste Material Recycling segment. Our working capital ratio of 2.6 to 1 at September 30, 2001 did not change when compared to the June 30, 2001 ratio of 2.6 to 1. The change in components of working capital is mainly attributed to the reduction in accounts payable and other current liabilities offset by the increase in accounts receivables. Capital expenditures for fiscal 2002 approximating $6,000,000 to $9,000,000

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
(continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

are planned primarily for the Waste Material Recycling segment. The Company believes that the combination of cash on hand, Treasury bills, investments available for sale and cash flow expected to be generated from operations will be sufficient to fund planned investments and working capital requirements through fiscal 2002.

TAXES

     For the three month period ended September 30, 2001, the effective rate for income taxes is approximately 37% of pre-tax income compared to a effective income tax benefit rate of 32% of pre-tax loss for the comparable quarter last year. The determination of the provision or benefit for income taxes considers certain permanent differences between taxable income and income as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income before income taxes and the provision for income taxes.

NEW ACCOUNTING STANDARDS

     Effective July 1, 2001, the Company early adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The statement establishes accounting and reporting standards for goodwill and other intangible assets. The early adoption of SFAS No. 142 did not have a material impact on the Company’s financial statements.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this Management’s Discussion and Analysis of Results of Operations and Financial Condition that are not related to historical results are forward looking statements. Actual results may differ materially from those stated or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Potential risk and uncertainties include, but are not limited to, general business conditions, unusual volatility in equity and interest rate markets and in competing commodity markets, disruptions in the availability or pricing of raw materials, transportation difficulties, changing governmental educational aid policies, or disruption of operations due to unavailability of fuels or from acts of God.

[THIS SPACE LEFT INTENTIONALLY BLANK]

PART II. OTHER INFORMATION

SCOPE INDUSTRIES AND SUBSIDIARIES

Item 2. Increases and Decreases in Outstanding Securities and Indebtedness.

     There were no changes in the outstanding Common Stock of the Company during the three months ended September 30, 2001.

Item 4. Submission of Matters to a Vote of Security Holders.

     At the annual meeting of shareowners held on October 23, 2001, with 1,029,267 shares entitled to vote, 996,759 shares or 97% of those entitled to vote elected five directors to serve for the ensuing year and until their successors have been elected and qualified.

Directors	Votes For	Votes Abstained	Total

Babette Heimbuch	996,259	500	996,759
Robert Henigson	996,259	500	996,759
Meyer Luskin	996,259	500	996,759
William H. Mannon	996,259	500	996,759
Franklin Redlich	996,259	500	996,759

Item 5. Other Information.

     On October 23, 2001, the Company’s board of directors declared a regular dividend of $1.00 per share payable on January 4, 2002, to shareowners of record at November 23, 2001.

Item 6. Exhibits and Reports on Form 8-K.

(A)	Exhibits — None

(B)	No Form 8-K was filed for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOPE INDUSTRIES (Registrant)

Dated: November 14, 2001	By:	/s/ Eric M. Iwafuchi

Eric M. Iwafuchi, Vice President and Chief Financial Officer