Form 10-Q
period 2001-12-31
SCOPE INDUSTRIES
filed 2002-02-13
CIK 87864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

-OR-

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ______________________

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

[X] Yes [   ] No

The number of shares of registrant’s common stock outstanding at February 6, 2002 was 1,029,267.

SCOPE INDUSTRIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2001	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,884,847	$563,234
Treasury bills available for sale-at fair value	4,983,165	9,926,527
Accounts and notes receivable, less allowance for doubtful accounts of $679,817 at December 31, 2001 and $691,283 at June 30, 2001	4,007,318	3,870,559
Income taxes receivable	1,645,253	1,645,253
Inventories	664,766	874,446
Deferred income taxes	894,000	944,000
Prepaid expenses and other current assets	2,004,488	2,387,804

Total current assets	18,083,837	20,211,823

Notes Receivable	903,115	594,891

Property and Equipment:
Machinery and equipment	47,993,451	42,581,045
Land, buildings and improvements	18,608,126	17,034,166

	66,601,577	59,615,211
Less accumulated depreciation and amortization	31,635,906	30,349,635

	34,965,671	29,265,576

Collection Routes and Contracts, less accumulated amortization of $6,293,687 at December 31, 2001 and $5,111,973 at June 30, 2001	3,238,621	4,700,326

Other Assets:
Non-appropriated funds (Industrial Revenue Bonds)	230,110	1,962,598
Deferred charges and other assets	626,495	680,969
Deferred income taxes	—	231,000
Investments available for sale-at fair value	17,907,230	4,871,810
Other equity investments-at cost	8,325,403	8,474,155

	27,089,238	16,220,532

	$84,280,482	$70,993,148

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Accounts payable	$3,100,602	$4,498,515
Dividends payable	1,029,267	—
Other accrued liabilities	1,915,192	1,852,487
Accrued payroll and related employee benefits	2,001,265	1,572,553

Total current liabilities	8,046,326	7,923,555
Industrial Revenue Bond	6,000,000	6,000,000
Deferred Income Taxes	4,697,000	—

	18,743,326	13,923,555

Shareowners’ Equity:
Common stock, no par value, 5,000,000 shares authorized, shares issued and outstanding at December 31, 2001 - 1,029,267 and June 30, 2001 - 1,029,267	4,576,050	4,576,050
Retained earnings	49,853,996	50,143,924
Accumulated other comprehensive income	11,107,110	2,349,619

	65,537,156	57,069,593

	$84,280,482	$70,993,148

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,

	2001	2000

Revenues:
Sales	$14,889,861	$13,706,185
Vocational school revenues	1,468,543	1,206,709

	16,358,404	14,912,894

Operating Costs and Expenses:
Cost of sales	11,592,692	12,260,029
Vocational school expenses	1,127,947	929,776
Depreciation and amortization	1,733,810	1,774,291
General and administrative	2,256,129	1,977,409

	16,710,578	16,941,505

	(352,174)	(2,028,611)

Other income and expense:
Investment and other income	122,165	476,630
Interest expense	(50,560)	(88,524)

	71,605	388,106

(Loss) before income taxes	(280,569)	(1,640,505)
(Benefit) for income taxes	(98,000)	(515,000)

Net (Loss)	$(182,569)	$(1,125,505)

Net (Loss) Per Share — Basic and Diluted	$(0.18)	$(1.09)
Average shares outstanding — Basic	1,029,267	1,031,392
Average shares outstanding — Diluted	1,029,267	1,031,392

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	December 31,

	2001	2000

Revenues:
Sales	$30,176,357	$26,719,204
Vocational school revenues	2,866,020	2,411,279

	33,042,377	29,130,483

Operating Costs and Expenses:
Cost of sales	23,241,923	23,667,616
Vocational school expenses	2,251,044	1,938,838
Depreciation and amortization	3,425,377	3,540,941
General and administrative	4,235,321	3,929,350

	33,153,665	33,076,745

	(111,288)	(3,946,262)

Other income and expense:
Investment and other income	1,404,387	956,584
Interest expense	(105,761)	(173,538)

	1,298,626	783,046

Income (loss) before income taxes	1,187,338	(3,163,216)
Provision (benefit) for income taxes	448,000	(999,000)

Net Income (Loss)	$739,338	$(2,164,216)

Net Income (Loss) Per Share — Basic and Diluted	$0.72	$(2.08)
Average shares outstanding — Basic	1,029,267	1,038,881
Average shares outstanding — Diluted	1,029,267	1,038,881

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,

	2001	2000

Cash Flows from Operating Activities:
Net income (loss)	$739,338	$(2,164,216)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	2,243,672	2,359,236
Amortization of contracts and routes	1,181,705	1,181,705
(Gains) on investments available for sale	(762,868)	(49,287)
(Gains) losses on sale of property and equipment	(514,091)	16,225
Deferred income taxes	(913,266)	(425,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(444,983)	203,426
Inventories	209,680	(16,202)
Prepaid expenses and other current assets	383,609	191,594
Accounts payable and accrued liabilities	(906,496)	(634,085)
Dividends Payable	1,029,267	1,029,567
Income taxes receivable	—	(712,785)
Tax benefit applied to purchase of routes and contracts	280,000	280,000
Other assets	202,936	8,857

Net cash flows from operating activities	2,728,503	1,269,035

Cash Flows from Investing Activities:
Purchase of U.S. Treasury bills	(5,056,638)	(11,313,500)
Maturities of U.S. Treasury bills	10,000,000	17,098,840
Purchase of property and equipment	(8,090,357)	(3,779,091)
Proceeds from disposition of property and equipment	660,681	20,000
Purchase of investments available for sale	—	(159,009)
Proceeds from disposition of investments available for sale	1,346,936	56,485
Purchase of other equity investments	—	(1,000,000)
Non-appropriated bond fund proceeds held by Trustee	1,732,488	548,286

Net cash flows from investing activities	593,110	1,472,011

Cash Flows from Financing Activities:
Repurchases of common stock	—	(1,435,595)

Net increase in cash and cash equivalents	3,321,613	1,305,451
Cash and cash equivalents at beginning of period	563,234	4,045,582

Cash and cash equivalents at end of period	$3,884,847	$5,351,033

Supplemental Disclosures:
Cash paid during the six months for:
Interest	$72,148	$133,897
Income taxes	$78,536	$25,765

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2001

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

Note 2. Treasury Bills

     Treasury bills consisted of the following:

	December 31,	June 30,
	2001	2001

At adjusted cost which approximates fair value	$4,983,165	$9,926,527
At par value	5,000,000	10,000,000

Note 3. Inventories

     Inventories consisted of the following:

	December 31,	June 30,
	2001	2001

Finished products	$315,194	$368,348
Raw materials	195,698	356,425
Operating supplies	153,874	149,673

	$664,766	$874,446

Note 4. Investments

     Investments consisted of the following:

		Gross Unrealized Gains
		Before Provision For
	Cost	Income Taxes	Fair Value

At December 31, 2001:
Equity securities — available for sale	$1,661,120	$16,246,110	$17,907,230
Other equity securities	8,325,403		8,325,403	(a)

At June 30, 2001:
Equity securities — available for sale	$2,245,187	$2,626,623	$4,871,810
Other equity securities	8,474,155		8,474,155	(a)

(a)	No quoted market prices are available for these securities.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2001
(continued)

Note 5. Industrial Revenue Bond

     In fiscal 2000, the Company issued $6,000,000 in tax exempt Industrial Revenue Bonds (“IRB”) for the new plant in Georgia currently under construction. At December 31, 2001, the Bond Trustee held non-appropriated funds of $230,110 that are restricted for construction of the new plant. At December 31, 2001, the Company was in compliance with all financial covenants under the debt agreement.

Note 6. Comprehensive income (loss)

	Six Months Ended
	December 31,

	2001	2000

Comprehensive income (loss) consisted of the following:
Net income (loss)	$739,338	$(2,164,216)

Unrealized holding gains (losses) arising during the period, net of income taxes	9,245,727	(1,015,736)
Reclassify gains realized and included in net income, net of income taxes	(488,236)	(32,038)

Other comprehensive income (loss)	8,757,491	(1,047,774)

Comprehensive income (loss)	$9,496,829	$(3,211,990)

Note 7. Income Taxes

     For the six month period ended December 31, 2001, the effective rate for income taxes is 38% of the income before taxes and for the comparable six month period last year the effective rate for income tax benefit is 32% of the loss before taxes. The determination of the income tax or benefit for income tax considers certain permanent differences between taxable income or loss and income or loss as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income or loss before income taxes and the provision or benefit for income taxes.

Note 8. Business Segment Information

	Six Months Ended
	December 31,

	2001	2000

Revenues:
Waste Material Recycling	$29,896,177	$26,471,860
Vocational School Group	2,866,020	2,411,279
Other	280,180	247,344

	$33,042,377	$29,130,483

Income (loss) before income taxes:
Waste Material Recycling operating income (loss)	$3,499,307	$(483,587)
Vocational School Group operating income	503,776	358,603
Other operating income	120,950	108,072
General and administrative expenses	(4,235,321)	(3,929,350)
Other income and expense	1,298,626	783,046

	$1,187,338	$(3,163,216)

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 and 2000:

     The Company incurred a net loss of $182,569, or $0.18 per share, for second the quarter ended December 31, 2001, compared to the previous year’s second quarter net loss of $1,125,505, or $1.09 per share. Total company revenues for the quarter ended December 31, 2001 were $16,358,404 compared to $14,912,894 for the comparable quarter last year. The 10% increase in revenues for the current first quarter over the prior year’s comparable quarter was attributable to both the Waste Material Recycling and Beauty School segments.

     Waste Material Recycling segment sales for the current quarter increased $2,244,808 or 17% over the comparable quarter last year. The increase was due primarily to a 12% increase in the average selling prices on slightly higher sales volume of recycled dried bakery products. The increase is primarily attributed to the volatility in the commodities market due to reductions in the estimated volume of future corn crops compared to record corn crops produced during the past three years. The average price of corn for the current quarter was approximately $1.90 per bushel compared to $1.92 per bushel for the comparable quarter last year and $1.95 per bushel for the quarter ended September 30, 2001. The average price of corn for the month of January 2002 increased to $1.95 per bushel. The Waste Material Recycling segment generated increased operating profit in the current quarter against an operating loss in the comparable quarter last year due primarily to reduced raw material costs, improved production efficiencies from new capital equipment and slightly higher volume.

     Vocational School Group revenues increased 16% from the comparable quarter last year due primarily to increased enrollment at the schools. The Vocational School Group had operating income for both the current quarter and the comparable quarter last year. A new school near Las Vegas, Nevada opened in January 2002.

     General and administrative expenses for the Company increased (14%) for the quarter ended December 31, 2001, as compared to the prior year quarter. The increase is due primarily to the increases in employee health benefit costs, workers’ compensation insurance, auto, property, and liability insurance and professional services.

     Investment and other income for the three months ended December 31, 2001, was $122,165 compared to $476,630 for the comparable quarter last year. Included in the current quarter in investment and other income were gains of $113,721 from the sale of investment securities. Interest income of approximately $94,000 from U.S. Treasury bills comprised most of the remainder of investment income in the current quarter compared to $405,600 for the comparable quarter last year. The reduction in interest income was primarily due to lower interest rates and a smaller investment portfolio. Offsetting the above investment and other income were losses on the disposition of equipment and losses recognized on an investment accounted for by the equity method of accounting.

     Interest expense for the three months ended December 31, 2001, was $50,560 compared to $88,524 for the comparable quarter last year. The interest is primarily related to the Industrial Revenue Bond financing, (includes both interest and amortization of bond financing costs). Interest on the bonds is paid monthly and varies weekly based upon the tax-exempt interest rate in the bond market (2.45% at December 31, 2001).

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
(continued)

RESULTS OF OPERATIONS

Six Months Ended December 31, 2001 and 2000:

     The Company had net income of $739,338, or $0.72 per share, for six months ended December 31, 2001, compared to the previous year’s six months net loss of $2,164,216, or $2.08 per share. Total company revenues for the six months ended December 31, 2001 were $33,042,377 compared to $29,130,483 for the comparable period last year. The 13% increase in revenues for the current six months over the prior year’s comparable period was attributable to both the Waste Material Recycling and Beauty School segments.

     Waste Material Recycling segment sales for the current six months increased $3,424,317 or 13% over the comparable six months last year. The increase was due primarily to a 13% increase in the average selling prices on slightly higher sales volume of recycled dried bakery products. The increase in price is primarily attributed to the volatility in the commodity market due to early reductions in the estimated volume of future corn crops compared to record corn crops produced during the past three years. The average price of corn for the six months was approximately $1.93 per bushel compared to $1.73 per bushel for the comparable six months last year. The average price of corn for the month of January 2002 increased to $1.95 per bushel. The Waste Material Recycling segment generated operating profit in the current six months against an operating loss in the comparable six months last year due primarily to higher average selling prices, reduced raw material costs and improved production efficiencies from new capital equipment.

     Vocational School Group revenues increased 19% from the comparable six months last year due primarily to increased enrollment at the schools. The Vocational School Group had operating income for both the current six months and the comparable six months last year. A new school near Las Vegas, Nevada opened in January 2002.

     General and administrative expenses for the Company increased 8% for the six months ended December 31, 2001, as compared to the prior year six months. The increase is due primarily to the increases in employee health benefit costs, workers’ compensation insurance, auto, property, and liability insurance and professional services.

     Investment and other income for the six months ended December 31, 2001, was $1,404,387 compared to $956,584 for the comparable six months last year. Included in investment and other income were gains of $762,868 from the sale of investment securities and a net gain of $575,359 from the sale of idle property and equipment no longer being utilized in the Waste Material Recycling operations. Interest income of $214,912 from U.S. Treasury bills comprised most of the remainder of investment income in the current six months compared to $675,826 for the comparable six months last year. The reduction in interest income was primarily due to lower interest rates and a smaller interest bearing investment portfolio. Offsetting the above investment and other income were losses on the disposition of equipment and losses recognized on an investment accounted for by the equity method of accounting.

     Interest expense for the six months ended December 31, 2001, was $105,761 compared to $173,538 for the comparable six months last year. The interest is primarily related to the Industrial Revenue Bond financing, (includes both interest and amortization of bond financing costs). Interest on the bonds is paid monthly and varies weekly based upon the tax-exempt interest rate in the bond market (2.45% at December 31, 2001).

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
(continued)

LIQUIDITY AND CAPITAL RESOURCES

     We have used our cash principally to fund our capital expenses and for working capital. We funded our cash requirements principally from operations, the utilization of unappropriated funds from the IRB and proceeds from the sale of investments. During the current six months we expended $8,090,357 for capital projects primarily within the Waste Material Recycling segment. Our working capital ratio of 2.3 to 1 at December 31, 2001 decreased when compared to the June 30, 2001 ratio of 2.6 to 1. The change in components of working capital is mainly attributed to the reduction in Treasury bills used to help finance capital expenditures. Capital expenditures for fiscal 2002 approximating $10,000,000 are planned primarily for the Waste Material Recycling segment. The Company believes that the combination of cash on hand, Treasury bills, investments available for sale and cash flow expected to be generated from operations will be sufficient to fund planned investments and working capital requirements through fiscal 2002.

     Subsequent to December 31, 2001, the Company entered into a Three Million Dollars ($3,000,000) Revolving Line of Credit with its bank to provide the Company additional future liquidity should the requirement arise. The Line of Credit is for one year with no fees and borrowings under the agreement bear interest at LIBOR plus 2.00% or the banks prime rate minus 0.25%, interest to be paid monthly. The agreement contains customary affirmative and negative covenants requiring the maintenance of specific consolidated leverage ratios and a minimum net worth. The Company has not drawn upon the line.

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

     In 2001, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and becomes effective for the Company’s fiscal year starting July 2002. The statement retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. The adoption of SFAS No. 144 is not expected have a material impact on the Company’s financial statements.

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

PART II. OTHER INFORMATION
SCOPE INDUSTRIES AND SUBSIDIARIES

Item 2. Increases and Decreases in Outstanding Securities and Indebtedness.

     There were no changes in the outstanding Common Stock of the Company during the six months ended December 31, 2001.

Item 5. Other Information.

     On October 23, 2001, the Company’s board of directors declared a regular dividend of $1.00 per share payable on January 4, 2002, to shareowners of record at November 23, 2001.

Item 6. Exhibits and Reports on Form 8-K.

(A)	Exhibits — None

(B)	No Form 8-K was filed for the quarter ended December 31, 2001.

PART II. OTHER INFORMATION (continued)
SCOPE INDUSTRIES AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOPE INDUSTRIES (Registrant)

Dated: February 13, 2002	/s/	Eric M. Iwafuchi

Eric M. Iwafuchi, Vice President, Chief Financial Officer and Secretary