Form 10-Q
period 2002-03-31
SCOPE INDUSTRIES
filed 2002-05-13
CIK 87864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

-OR-

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-3552

SCOPE INDUSTRIES
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-1240976 (I.R.S. Employer Identification No.)

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

[X]  Yes         [   ]  No

The number of shares of registrant’s common stock outstanding at May 6, 2002 was 1,029,267.

SCOPE INDUSTRIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,369,824	$563,234
U.S. Treasury bills and notes-at fair value	20,989,864	9,926,527
Accounts and notes receivable, less allowance for doubtful accounts of $674,818 at March 31, 2002 and $691,283 at June 30, 2001	4,384,927	3,870,559
Receivable from the sale of securities	2,669,007	—
Income taxes receivable	—	1,645,253
Inventories	681,165	874,446
Deferred income taxes	632,000	944,000
Prepaid expenses and other current assets	1,436,925	2,387,804

Total current assets	34,163,712	20,211,823

Notes Receivable	783,364	594,891

Property and Equipment:
Machinery and equipment	49,134,187	42,581,045
Land, buildings and improvements	18,897,142	17,034,166

	68,031,329	59,615,211
Less accumulated depreciation and amortization	32,905,213	30,349,635

	35,126,116	29,265,576

Collection Routes and Contracts, less accumulated amortization of $6,884,526 at March 31, 2002 and $5,111,973 at June 30, 2001	2,507,773	4,700,326

Other Assets:
U.S. Treasury notes-at fair value	3,962,087	—
Non-appropriated funds (Industrial Revenue Bonds)	230,110	1,962,598
Deferred charges and other assets	680,883	680,969
Deferred income taxes	1,894,200	231,000
Investments available for sale-at fair value	980,150	4,871,810
Other equity investments-at cost	6,911,684	8,474,155

	14,659,114	16,220,532

	$87,240,079	$70,993,148

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Accounts payable	$3,363,403	$4,498,515
Other accrued liabilities	2,016,844	1,852,487
Accrued payroll and related employee benefits	2,250,181	1,572,553
Income taxes payable	6,444,400	—

Total current liabilities	14,074,828	7,923,555
Industrial Revenue Bond	6,000,000	6,000,000

	20,074,828	13,923,555

Shareowners’ Equity:
Common stock, no par value, 5,000,000 shares authorized; shares issued and outstanding at March 31, 2002 and June 30, 2001 - 1,029,267	4,576,050	4,576,050
Retained earnings	60,974,476	50,143,924
Accumulated other comprehensive income	1,614,725	2,349,619

	67,165,251	57,069,593

	$87,240,079	$70,993,148

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Sales	$13,096,952	$13,796,256
Vocational school revenues	1,640,385	1,355,629

	14,737,337	15,151,885

Operating Costs and Expenses:
Cost of sales	11,006,455	11,797,246
Vocational school expenses	1,185,749	1,006,100
Depreciation and amortization	2,040,500	1,769,138
General and administrative	1,938,195	2,239,955

	16,170,899	16,812,439

	(1,433,562)	(1,660,554)

Other income and expense:
Investment and other income	19,004,926	567,248
Interest expense	(41,884)	(68,437)

	18,963,042	498,811

Income (loss) before income taxes	17,529,480	(1,161,743)
Provision (benefit) for income taxes	6,409,000	(366,000)

Net Income (Loss)	$11,120,480	$(795,743)

Net Income (Loss) Per Share — Basic and Diluted	$10.80	$(0.77)
Average shares outstanding — Basic	1,029,267	1,030,217
Average shares outstanding — Diluted	1,029,267	1,030,217

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	March 31,

	2002	2001

Revenues:
Sales	$43,273,309	$40,515,460
Vocational school revenues	4,506,405	3,766,908

	47,779,714	44,282,368

Operating Costs and Expenses:
Cost of sales	34,248,378	35,464,862
Vocational school expenses	3,436,793	2,944,938
Depreciation and amortization	5,465,877	5,310,079
General and administrative	6,173,516	6,169,305

	49,324,564	49,889,184

	(1,544,850)	(5,606,816)

Other income and expense:
Investment and other income	20,409,313	1,523,832
Interest expense	(147,645)	(241,975)

	20,261,668	1,281,857

Income (loss) before income taxes	18,716,818	(4,324,959)
Provision (benefit) for income taxes	6,857,000	(1,365,000)

Net Income (Loss)	$11,859,818	$(2,959,959)

Net Income (Loss) Per Share — Basic and Diluted	$11.52	$(2.86)
Average shares outstanding — Basic	1,029,267	1,036,447
Average shares outstanding — Diluted	1,029,267	1,036,447

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,

	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$11,859,818	$(2,959,959)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	3,693,324	3,537,522
Amortization of contracts and routes	1,772,553	1,772,557
Gains on investments available for sale	(21,030,871)	(352,159)
(Gains) losses on sale of property and equipment	(568,351)	92,362
Losses on other equity investments	1,562,471	—
Deferred income taxes	(77,200)	(632,770)
Changes in operating assets and liabilities:
Accounts and notes receivable	(702,841)	86,004
Inventories	193,281	(171,715)
Prepaid expenses and other current assets	950,879	525,409
Accounts payable and accrued liabilities	(293,127)	(815,988)
Income taxes	8,089,653	(317,980)
Tax benefit applied to purchase of routes and contracts	420,000	420,000
Other assets	86	20,500

Net cash flows from operating activities	5,869,675	1,203,783

Cash Flows from Investing Activities:
Purchase of U.S. Treasury bills and notes	(29,025,424)	(15,397,746)
Maturities of U.S. Treasury bills	14,000,000	22,098,841
Purchase of property and equipment	(9,994,454)	(5,506,922)
Proceeds from disposition of property and equipment	1,008,941	128,676
Purchase of investments available for sale	—	(159,009)
Proceeds from disposition of investments available for sale	20,244,631	625,640
Purchase of other equity investments	—	(2,000,000)
Non-appropriated bond fund proceeds held by Trustee	1,732,488	1,050,075

Net cash flows (used in) from investing activities	(2,033,818)	839,555

Cash Flows from Financing Activities:
Cash dividends to shareowners	(1,029,267)	(1,029,567)
Proceeds from stock options exercised	—	105,600
Repurchases of common stock	—	(1,478,469)

Net cash flows used in financing activities	(1,029,267)	(2,402,436)
Net increase (decrease) in cash and cash equivalents	2,806,590	(359,098)
Cash and cash equivalents at beginning of period	563,234	4,045,582

Cash and cash equivalents at end of period	$3,369,824	$3,686,484

Supplemental Disclosures:
Cash paid during the nine months for:
Interest	$96,024	$188,594
Income taxes	$136,323	$129,272

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002

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

Note 2. Treasury Bills and Notes

	March 31,	June 30,
Treasury Bills and Notes	2002	2001

At adjusted cost which approximates fair value	$20,989,864	$9,926,527
At par value	21,008,000	10,000,000
Treasury Notes Long Term
At adjusted cost which approximates fair value	$3,962,087	$—
At par value	4,000,000	—

Treasury Notes mature in September 2003 and February 2004.

Note 3. Inventories

Inventories consist of the following:

	March 31,	June 30,
	2002	2001

Finished products	$240,308	$368,348
Raw materials	262,582	356,425
Operating supplies	178,275	149,673

	$681,165	$874,446

Note 4. Investments

     Equity securities available for sale — During the current quarter the Company sold a significant portion of its common stock holdings in OSI Systems, Inc. in the open market realizing a gain of approximately $20,300,000. The gains are included in Investment and other income. A receivable balance of $2,669,007 due from our broker from the stock sale of OSI Systems, Inc. was collected in April.

     Other equity securities — As part of the Company’s continuing review and evaluation of its non-publicly traded equity securities portfolio, the Company recorded in the current quarter a loss of approximately $1,300,000 on one of its investments to reflect management’s estimate of its realizable value. Other losses recorded during current quarter relate to the equity method of accounting for one of the investments.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002
(continued)

Note 4. Investments (continued)

Investments consist of the following:

		Gross Unrealized Gains
		Before Provision For
	Cost	Income Taxes	Fair Value

At March 31, 2002:
Equity securities — available for sale	$362,420	$617,730	$980,150	(a)
Other equity securities	6,911,684		6,911,684	(b)
At June 30, 2001:
Equity securities — available for sale	$2,245,187	$2,626,623	$4,871,810	(a)
Other equity securities	8,474,155		8,474,155	(b)

(a)	Fair values for “Equity securities” available for sale are based upon quoted market prices, where available, at the reporting date.

(b)	The Company holds shares and warrants in Chromagen, Inc., shares in Stamet, Inc., MetaProbe, Inc. and Myricom, Inc. that are classified as “Other equity securities”. The shares and warrants are not publicly traded and are carried at cost or adjusted cost reflected by the equity method of accounting. No quoted market prices are available for these securities.

Note 5. Industrial Revenue Bond

     In fiscal 2000, the Company issued $6,000,000 in tax exempt Industrial Revenue Bonds (“IRB”) for the new plant in Georgia. At March 31, 2002, the Bond Trustee held non-appropriated funds of $230,110 that are restricted for construction of the new plant. At March 31, 2002, the Company was in compliance with all financial covenants under the debt agreement.

Note 6. Comprehensive income (loss)

	Nine Months Ended
	March 31,

	2002	2001

Comprehensive income (loss) consist of the following:
Net income (loss)	$11,859,818	$(2,959,959)

Unrealized holding gains (losses) arising during the period, net of income taxes	12,756,940	(2,896,196)
Reclassify gains realized and included in net income, net of income taxes	(13,491,833)	(228,904)

Other comprehensive (loss)	(734,893)	(3,125,100)

Comprehensive income (loss)	$11,124,925	$(6,085,059)

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002
(continued)

Note 7. Income Taxes

     For the nine month period ended March 31, 2002, the effective rate for income taxes is 37% of the income before taxes and for the comparable nine month period last year the effective rate for income tax benefit is 32% of the loss before taxes. The determination of the income tax or benefit for income tax considers certain permanent differences between taxable income or loss and income or loss as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income or loss before income taxes and the provision or benefit for income taxes.

Note 8. Business Segment Information

	Nine Months Ended
	March 31,

Revenues:	2002	2001

Waste Material Recycling	$42,915,935	$40,152,802
Vocational School Group	4,506,405	3,766,908
Other	357,374	362,658

	$47,779,714	$44,282,368

Income (loss) before income taxes:
Waste Material Recycling operating income (loss)	$3,597,369	$(225,227)
Vocational School Group operating income	895,897	651,469
Other operating income	135,400	136,247
General and administrative expenses	(6,173,516)	(6,169,305)
Other income and expense	20,261,668	1,281,857

	$18,716,818	$(4,324,959)

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001:

     The Company realized net income of $11,120,480, or $10.80 per share, for the third quarter ended March 31, 2002, compared to the previous year’s third quarter net loss of $(795,743), or $(0.77) per share. Total company revenues for the quarter ended March 31, 2002 were $14,737,337 compared to $15,151,885 for the comparable quarter last year. The 3% decrease in revenues for the current third quarter over the prior year’s comparable quarter was attributable to the Waste Material Recycling segment. Other income and expense for the current quarter was $18,963,042 compared to $498,811 for the comparable quarter last year. The increase resulted from the gains on sales of marketable equity investments.

     Waste Material Recycling segment sales for the current quarter decreased approximately $661,200 or 5% over the comparable quarter last year. The decrease was due to a 2% decrease in the average selling prices combined with a 2% decrease in sales volume of recycled dried bakery products. The average price of corn for the current quarter was approximately $1.93 per bushel compared to $1.95 per bushel for the comparable quarter last year. The average price of corn for the month of April 2002 decreased to $1.89 per bushel. The Waste Material Recycling segment generated increased operating profit in the current quarter against an operating loss in the comparable quarter last year due primarily to reduced raw material costs and improved production efficiencies from new capital equipment.

     Vocational School Group revenues increased 21% from the comparable quarter last year due to increased enrollment at the schools. The Vocational School Group had operating income for both the current quarter and the comparable quarter last year. A new school near Las Vegas, Nevada opened in January 2002.

     General and administrative expenses for the Company decreased (13%) for the quarter ended March 31, 2002, as compared to the prior year quarter. The decrease over last year is due to lower salaries and wages resulting from reduced head count and cost reduction programs partially offset by increases in employee health benefit costs, workers’ compensation insurance, auto, property and liability insurance and professional services.

     Investment and other income for the three months ended March 31, 2002, was $19,004,926 compared to $567,248 for the comparable quarter last year. Included in investment and other income were pre-tax gains of approximately $20,300,000 from the sale of investment securities. In connection with the ongoing review of its portfolio of equity investments (non-publicly traded companies), the Company recorded a write down of approximately $1,300,000 against one of its investments to the estimated current realizable value. Interest income of $77,000 from U.S. Treasury bills and notes comprised most of the remainder of investment income in the current quarter compared to $481,200 for the comparable quarter last year. The reduction in interest income was due to lower interest rates and a smaller interest bearing investment portfolio. Offsetting investment and other income were losses recognized on an investment accounted for by the equity method of accounting.

     Interest expense for the three months ended March 31, 2002, was $41,884 compared to $68,437 for the comparable quarter last year. The interest is related to the Industrial Revenue Bond financing which includes both interest and amortization of bond financing costs. Interest on the bonds is paid monthly and varies weekly based upon the tax-exempt interest rate in the bond market (1.45% at March 31, 2002).

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
(continued)

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2002 and 2001:

     The Company realized net income of $11,859,818, or $11.52 per share, for the nine months ended March 31, 2002, compared to the previous year’s nine months net loss of $(2,959,959), or $(2.86) per share. Total company revenues for the nine months ended March 31, 2002 were $47,779,714 compared to $44,282,368 for the comparable period last year. The 8% increase in revenues for the current nine months over the prior year’s comparable period was attributable to both the Waste Material Recycling and Beauty School segments. Other income and expense for the nine months was $20,261,668 compared to $1,281,857 for the comparable period last year, the increase from the sales of marketable equity investments.

     Waste Material Recycling segment sales for the current nine months increased $2,763,133 or 7% over the comparable nine months last year. The increase was due to an 8% increase in the average selling price on slightly higher sales volume of recycled dried bakery products. The increase in price is attributed to the volatility in the commodity market due to early reductions in the estimated volume of future corn crops compared to record corn crops produced during the past three years. The average price of corn for the current nine months was approximately $1.93 per bushel compared to $1.80 per bushel for the comparable nine months last year. The average price of corn for the month of April 2002 decreased to $1.89 per bushel. The Waste Material Recycling segment generated operating profit in the current nine months against an operating loss in the comparable nine months last year due to higher average selling prices, reduced raw material costs and improved production efficiencies from new capital equipment.

     Vocational School Group revenues increased 20% from the comparable nine months last year due to increased enrollment at the schools. The Vocational School Group had operating income for both the current nine months and the comparable nine months last year. A new school near Las Vegas, Nevada opened in January 2002.

     General and administrative expenses for the Company remained relatively even for the nine months ended March 31, 2002, as compared to the prior year nine months. Excluding the impact of reduced salaries and wages due to head count reduction and the cost reduction programs last year, General and administrative expenses on a comparable basis would have shown an increase for the current nine months. The increase the result of higher costs related to employee health benefits, workers’ compensation insurance, auto, property and liability insurance and professional services.

     Investment and other income for the nine months ended March 31, 2002, was $20,409,313 compared to $1,523,832 for the comparable nine months last year. Included in investment and other income for the current nine months were gains of approximately $21,081,000 from the sale of investment securities and a net gain of approximately $581,000 from the sales of idle property and equipment no longer being utilized in the Waste Material Recycling operations. Interest income of approximately $292,000 from U.S. Treasury bills and notes comprised most of the remainder of investment income in the current nine months compared to $1,157,000 for the comparable nine months last year. The reduction in interest income was due to lower interest rates and a smaller interest bearing investment portfolio. In connection with its ongoing review of its portfolio of equity investments in non-publicly traded companies, the Company recorded a write down of approximately $1,300,000 against one of its investments to an estimated current realizable value. Offsetting the above investment and other income were losses recognized on an investment accounted for by the equity method of accounting.

     Interest expense for the nine months ended March 31, 2002, was $147,645 compared to $241,975 for the comparable nine months last year. The interest is related to the Industrial Revenue Bond financing which includes both interest and amortization of bond financing costs. Interest on the bonds is paid monthly and varies weekly based upon the tax-exempt interest rate in the bond market (1.45% at March 31, 2002).

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
(continued)

LIQUIDITY AND CAPITAL RESOURCES

     We have used our cash to fund our capital expenses and for working capital. We funded our cash requirements from proceeds from the sale of investments, operations, the utilization of unappropriated funds from the IRB and sale of non-utilized property. During the current nine months we expended $9,994,454 for capital projects within the Waste Material Recycling segment. Our working capital ratio of 2.4 to 1 at March 31, 2002 decreased when compared to the June 30, 2001 ratio of 2.6 to 1. The change in components of working capital is mainly attributed to the increase in Income taxes payable arising from the gain on the sale of marketable investment securities. Capital expenditures for fiscal 2002 approximating $11,000,000 are planned for the Waste Material Recycling segment. The Company believes that the combination of cash on hand, Treasury bills and notes, investments available for sale and cash flow expected to be generated from operations will be sufficient to fund planned investments and working capital requirements through fiscal 2003. This does not preclude the Company from reviewing additional financing options that could be beneficial to the Company.

     In January 2002, the Company entered into a Three Million Dollar ($3,000,000) Unsecured Revolving Line of Credit with its bank to provide the Company additional future liquidity. The Line of Credit is for one year with no fees and borrowings under the agreement bear interest at the lower of LIBOR plus 2.00% or the bank’s prime rate minus 0.25%; interest to be paid monthly. The agreement contains customary affirmative and negative covenants requiring the maintenance of specific consolidated leverage ratios and a minimum net worth. The Company has not drawn upon the line.

COMPANY RISKS

     Market risk: The Company is exposed to certain market risks that are inherent in its Waste Material Recycling business segment. This segment is sensitive to the commodity pricing of Number 2 Yellow Corn, Central Illinois, which is the major competitor to our finished products as our customers can use corn as a direct substitute. Our raw material acquisition costs are also sensitive to the pricing of corn as some of our contracts with bakeries are tied to the price of corn. Corn has a 20-year average price of approximately $2.44 per bushel, whereas the past four years the average price of corn per bushel has been as follows: fiscal 2001: $1.80, fiscal 2000: $1.90, fiscal 1999: $2.01, fiscal 1998: $2.23, versus the nine month year-to-date of $1.93. Corn pricing has been low relative to the 20-year average because of record corn crops being harvested. The Vocational school segment is sensitive to the general economy and to government educational funding programs on both the Federal and state level.

     Investment risk: The Company is also at risk with its investment portfolio, as market fluctuations impact the Company due to the market pricing of the securities at the end of each period. The Company has reduced its exposure this current quarter with the sale of a substantial portion of the stock that it held. Within the non-publicly traded portfolio of equity securities the Company is at risk as these investments are early development start-up companies. The Company reviews these investments quarterly and makes determinations regarding its valuation. This current quarter the Company wrote down approximately $1,300,000 of its investment in a company in this portfolio

     Interest rate risk: The risk exposure to changes in interest rates both on investments and debt impacts Investment and other income. U.S. Treasury bills and notes are recorded as current (maturity of less than one year) and long-term in the balance sheet at fair value. The Company manages its interest income by having most of the investment in secure short-term U.S. Treasury bills and notes to take advantage of changes in upward interest rate movement. This strategy has also impacted us negatively with the recent decrease in interest rates. The low interest rates these past nine months, while reducing interest income has benefited the Company with lower interest rates on its debt.

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

     In 2001, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and becomes effective for the Company’s fiscal year starting July 1, 2002. The statement retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. The adoption of SFAS No. 144 is not expected have a material impact on the Company’s financial statements.

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

PART II. OTHER INFORMATION
SCOPE INDUSTRIES AND SUBSIDIARIES

Item 2. Increases and Decreases in Outstanding Securities and Indebtedness.

     There were no changes in the outstanding Common Stock of the Company during the nine months ended March 31, 2002.

Item 5. Other Information.

     On January 4, 2002, the Company paid a regular dividend of $1.00 per share on 1,029,267 outstanding shares of common stock.

Item 6. Exhibits and Reports on Form 8-K.

     (A)  Exhibits — None

     (B)  No Form 8-K was filed for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOPE INDUSTRIES
(Registrant)

Dated: April 13, 2002	/s/ Eric M. Iwafuchi
Eric M. Iwafuchi, Vice President, Chief Financial Officer and Secretary