Form 10-K
period 2002-06-30
SCOPE INDUSTRIES
filed 2002-09-26
CIK 87864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 13, 2002, computed by reference to the closing sales price of such shares on such date was $20,891,086.

The number of shares of registrant’s common stock outstanding as of September 13, 2002 was 1,025,167.

Documents Incorporated By Reference:

Document	Part of Form 10-K into which Document incorporated
Annual Report to Shareowners for the fiscal year ended June 30, 2002	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Shareholders to be held October 22, 2002	Parts III and IV

FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended June 30, 2002

SCOPE INDUSTRIES

		Page

PART I

Item 1.	Business	3

Item 2.	Properties	6

Item 3.	Legal Proceedings	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters	7

Item 6.	Selected Financial Data	7

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	7

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 8.	Financial Statements and Supplementary Data	7 - 8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	8

PART III

Item 10.	Directors and Executive Officers of the Registrant	8 - 9

Item 11.	Executive Compensation	8 - 9

Item 12.	Security Ownership of Certain Beneficial Owners and Management	8 - 9

Item 13.	Certain Relationships and Related Transactions	8 - 9

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	9 - 10

	Signatures	11

PART I

Item 1. Business

     Except for the historical information contained in this Annual Report on Form 10-K, the information contained herein constitutes forward looking information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular statements about the Company’s plans, strategies, and prospects. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate” or similar words, are based on the Company’s current beliefs, expectations and assumptions as reflected therein, and are not guarantees of performance. The Company’s actual results and financial performance may prove to be very different from what the Company might have predicted on the date of this Annual Report on Form 10-K. Some of the risks and uncertainties that might cause such differences are discussed below and others are discussed under the heading “Risk Factors.”

General Development and Description of Business

     The Company was organized and incorporated in the State of California on February 8, 1938. The term “Company” for purposes of this Item 1 includes the subsidiaries of the Company, unless the content discloses otherwise. The Company and its subsidiaries have organized its business into principally two business segments: (1) Waste Material Recycling and (2) Beauty Schools.

Operating Segments

Waste Material Recycling Segment

     In this business segment, the Company operates plants for the collection and processing of bakery waste materials into a food supplement for animals. The Company currently operates 13 manufacturing facilities throughout the United States under the names of Dext Company, International Processing Corporation (“IPC”); Recycle to Conserve and ReConserve in which animal food supplement is produced. Principal customers are dairies, feed lots, pet food manufacturers and poultry farms. The Company also owns and operates a plant in Vernon, California under the name Topnotch Foods, where bakery waste material is processed and converted into edible breadcrumbs for human consumption. The principal customers are pre-packaged and restaurant supply food processors. The waste material recycling segment is dependent upon the Company’s ability to secure surplus and waste material, which it does under long-term contracts with bakeries and snack food manufacturers. The competition for securing the waste and surplus material is widespread and intensive.

     The market value of bakery waste material recycled into animal food supplement products is directly tied to commodity prices, primarily corn and some animal grade fat items that are alternatives to our finished product. As such, the selling price of our product is directly correlated to the selling prices of the related commodity items. The corn commodity prices and the Company’s average unit selling prices were approximately 7% and 6% higher in fiscal 2002 respectively, than they were in the prior fiscal year while sales tonnage volume for fiscal 2002 decreased slightly from the prior year. Historically, over the last 22 years corn prices have averaged $2.47 per bushel. Corn prices averaged $1.94, $1.80 and $1.90 during fiscal 2002, 2001 and 2000, respectively, reaching a low of $1.49 during August of 2000. Corn prices for the month of July and August 2002 averaged $2.21 and $2.50 per bushel. The increasing corn prices reflect the Department of Agriculture August 2002 reduced estimate of the current corn crop because of the Midwest drought.

     The Waste Material Recycling segment contributed 90%, 91% and 84% of the sales and revenues of the Company for fiscal years 2002, 2001 and 2000, respectively. The Waste Material Recycling segment operated at a loss for fiscal years 2002, 2001 and 2000 after considering allocation of corporate general and administrative overhead expenses.

     Capital expenditures for the Waste Material Recycling segment were $12,144,370 and represented 97% of the Company’s total capital expenditures for fiscal 2002. In fiscal 2001 and 2000, capital expenditures for the Waste Material Recycling segment was $9,429,531, (99%) and $6,069,997, (94%), respectively. A new bakery waste recycling facility in Georgia became operational in January of this fiscal year and is partly financed through the issuance in fiscal 2000 of $6,000,000 in tax exempt

Item 1. Business. (continued)

Industrial Revenue Bonds. The new plant near Atlanta, Georgia replaced two existing plants, one of the plants was sold during the fiscal year and the other is currently for sale. In fiscal 2002, the Company sold waste material recycling facilities in New Jersey and Georgia that were no longer being used by the business realizing gains from the sale of $624,353. A manufacturing facility near Chicago was completed and placed into operation during fiscal 2000; the new plant replaced two former facilities that previously operated in the Chicago area.

     Capital expenditures for expansion and modernization of existing bakery waste material recycling operations are expected to continue for the next few years. The Company plans to build two new plants within the next two fiscal years. One plant will replace two facilities that are operating within the same geographical area and the other will replace a old plant that is being leased and the lease is expiring. Cash flows from operations, proceeds from the sale of investments and liquid instrument holdings are expected to be sufficient to meet fiscal 2003 and 2004 capital expenditures and operating cash requirement needs without incurring additional debt. However, the Company is considering issuing tax-exempt Industrial Revenue Bonds for both of the new plant constructions. The Company would also consider other types of financing that would be beneficial to the Company’s financial position.

Vocational School Group Segment

     Scope Beauty Enterprises, Inc., doing business as Marinello Schools of Beauty, is comprised of 13 vocational beauty schools where cosmetology and manicuring are taught. The schools are located in southern California and Nevada. At its vocational beauty schools, the Company enrolls students who pay tuition to learn to become cosmetologist or manicurist. Vocational programs and Federal grants are also utilized for the students’ tuition. In addition, members of the public patronize the schools for hair styling and other cosmetological services that are performed by students. There usually are competitive schools available to the public near each of the Company’s schools.

     This segment has contributed 9%, 8% and 15% of the Company’s total revenues for the past three years. In fiscal 2002 the segment was profitable and in fiscals 2001 and 2000 the segment operated at a loss after considering allocation of corporate general and administrative overhead expenses.

     Capital expenditures for the Beauty schools are not material, in fiscal 2002, 2001 and 2000 capital spending was $409,542, $76,672 and $226,041, respectively. Capital spending for the Beauty schools is primarily for leasehold improvements on new and existing school locations.

Other Business

     The Company owns various oil and gas royalty and working interests. Oil and gas revenues represent 1% or less of total sales and revenues in fiscal years 2002, 2001, and 2000.

     In fiscal 2001, Company sold property in Riverside, California and Phoenix, Arizona that was not being used by the Company realizing gains from the sales of $768,640. The Company owns 207 acres of unimproved real estate in Ventura County, California, that the Company has decided to sell. The Company also owns and manages various marketable and non-marketable securities, U.S. Treasury Bills and other short-term investments.

     Investment income consists primarily of interest income and gains or losses on the sale of marketable securities. At June 30, 2002 and June 30, 2001, the Company held $14,508,000 and $10,000,000 par value respectively, in U.S. Treasury Bills maturing in less than one year and held $4,000,000 in long-term U.S. Treasury Notes at June 30, 2002. In fiscal 2002, 2001 and 2000, interest income from Treasury and Money Market obligations amounted to $458,959, $1,373,832, and $1,048,544, respectively. Net gains from the sale of securities of $21,080,990, $352,160 and $10,610,100 were recognized in fiscals 2002, 2001 and 2000, respectively. The Company recognized losses on securities whose decline in value was deemed to be other than temporary of $1,343,430 and $423,800 in fiscals 2002 and 2000, respectively, and recognized losses of $409,425 and $116,847 based upon the equity method of accounting for an investment in 2002 and 2001. In fiscal 2001, the Company recognized a loss from impairment of assets of $1,021,832 related to the closure of two plants that were

Item 1. Business. (continued)

being replaced by the new plant in Georgia. In fiscal 2000, the Company sold its excess Emission Reduction Credits realizing a gain of $3,727,000.

Impact of Environmental Protection Measures

     Certain of the Company’s activities are affected by federal, state and/or local air and water pollution control regulations. Compliance with the regulations has required the purchase and installation of pollution abatement equipment and adjustment of production procedures. The Company has followed a policy of regular expenditures to assure compliance with such regulations. Air pollution control equipment installed during fiscal 2002 at two production facilities cost approximately $2,250,000 to exceed current air quality standards. Air pollution equipment installed in production facilities in fiscal 2001 and fiscal 2000 cost approximately $750,000 each year.

Risk Factors

     The market value of Bakery Waste Material recycled into animal food supplement products is directly tied to commodity prices, primarily corn and some animal grade fat items that are alternatives to our finished product. As such, the sales price of our product is directly correlated to the selling prices of the related commodity items. Historically, over the last 22 years corn prices have averaged $2.47 per bushel. The past three fiscal years has seen the price of corn at its lowest level since 1987 when corn averaged $1.55 per bushel. In fiscal 2000 the corn price averaged $1.90 per bushel, fiscal 2001 corn prices averaged $1.80 per bushel and fiscal 2002 corn prices averaged $1.94 per bushel due to record harvests of corn. In August 2002, the coming year’s forecast for the American corn crop was further reduced by the Agricultural Department due to continued hot weather and little moisture during the early planting stages in the “corn-belt” of the Midwest. As a result, the average price of a bushel of corn has been increasing based upon speculation that there could be a shortage in the corn crop compared to record crops in the prior four years. The average price per bushel of corn for the months of July and August 2002 was $2.21 and $2.50, respectively. Increasing corn prices will not only be reflected in the sales price of our finished product but we are also impacted from our raw material sources as many of the contracts we hold with the bakeries are based upon a sliding scale with the price of corn being the determining factor.

     We are subject to environmental and safety laws and regulations governing air quality emissions standards with requirements varying between the different states in which we do business. From time to time, we have been notified of violations of environmental regulations. We attempt to correct these violations promptly without any material impact on our operations. In addition, we may be required to incur significant additional costs to comply with environmental laws and regulations in the future. These costs, and any future violations or liability under environmental laws or regulations, could have an adverse effect on our business, financial condition and results of operations.

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

Employees

     The Company (including its subsidiaries) employs approximately 380 individuals, all of whom are located in the United States. Only one of our subsidiaries is subject to collective bargaining arrangements, and we believe that our relationships with our employees are satisfactory.

Item 2. Properties

     Principal properties owned by the Company are listed below:

Location	Function

Waste Material Recycling Segment:
Los Angeles, CA	Processing Plant
San Jose, CA	Processing Plant
Vernon, CA	Processing Plant
Lodi, CA	Collection Depot
Denver, CO	Processing Plant
Hodgkins, IL	Processing Plant
Kansas City, KS	Processing Plant
Baltimore, MD	Processing Plant
Dallas, TX	Processing Plant
Mt. Pleasant, TX	Processing Plant
Flowery Branch, GA	Processing Plant

Available for Sale:
Lake City, GA	Processing Plant

Unimproved Land:
Somis, CA	Available for Sale
Dallas, TX	Future Plant Site

Principal properties leased by the Company are:

Location	Function

Waste Material Recycling Segment:
Terre Haute, IN	Processing Plant
Carteret, NJ	Processing Plant
Durham, NC	Processing Plant
Fairfield, OH	Processing Plant

Vocation School Group Segment:
Eleven Southern California Locations	Beauty Schools
Two Las Vegas Area, Nevada Locations	Beauty Schools

Executive and Administrative Office:
Santa Monica, CA

     Our plants are equipped with machinery, most of which is owned and is in part developed by us to meet the special requirements for recycling bakery waste material. We believe that our existing properties are in good condition and suitable for the conduct of our business. At the end of fiscal 2002, we were productively utilizing the vast majority of the space in our facilities, while actively disposing of facilities determined to be in excess.

     The Company occupies certain facilities and operates a portion of its transportation equipment under long-term leases. Future minimum rental payments required under non-cancelable operating leases having lease terms in excess of one year are:

For the years ending June 30,

2003	$1,310,900
2004	988,700
2005	794,100
2006	658,900
2007	507,800
Thereafter	1,299,600

Total minimum lease payments	$5,560,000

Item 3. Legal Proceedings

     There are no material pending legal proceedings against the Company, any of its subsidiaries or any of their property, and none other than routine litigation incidental to the business. After consultation with counsel, management is of the opinion that these various lawsuits, individually or in the aggregate, will not have a materially adverse effect on the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the fiscal year ended June 30, 2002, no matters were submitted to a vote of the Shareowners of the Company, either through the solicitation of proxies, or otherwise.

PART II

Item 5. Market for the Company’s Common Stock and Related Stockholder Matters

     Reference is made to the information with respect to the principal market on which the Company’s common stock is being traded, and the high and low sales prices for each quarterly period for the last two fiscal years set forth on page 2 and outside back cover of the Company’s 2002 Annual Report to Shareowners and, by reference, such information is incorporated herein.

     The number of holders of record of the Company’s common stock as of August 30, 2002, based on a listing of the Company’s Transfer Agent, was 72.

     Reference is made to the information regarding the dividends declared during the past two years with respect to the Company’s common stock set forth on page 2 of the Company’s 2002 Annual Report to Shareowners and, by reference, such information is incorporated herein. Dividends of $1.00 per share were paid in January 2002 and January 2001.

Item 6. Selected Financial Data

     Reference is made to the financial data with respect to the Company set forth on the inside front cover of the Company’s 2002 Annual Report to Shareowners and, by reference, such financial data is incorporated herein.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 3 to 5 of the Company’s 2002 Annual Report to Shareowners and, by reference, such information is incorporated herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

     Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 3 to 5 of the Company’s 2002 Annual Report to Shareowners and, by reference, such information is incorporated herein.

Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements of the Company and its subsidiaries included in its Annual Report to Shareowners for the year ended June 30, 2002 are incorporated herein by reference:

     Consolidated Balance Sheets — June 30, 2002 and 2001
     Consolidated Statements of Operations — Years ended June 30, 2002, 2001 and 2000
     Consolidated Statements of Cash Flows — Years ended June 30, 2002, 2001 and 2000

Item 8. Financial Statements and Supplementary Data (continued)

     Consolidated Statements of Shareowners’ Equity — Years ended June 30, 2002, 2001 and 2000
     Consolidated Statements of Comprehensive Income — Year ended June 30, 2002, 2001 and 2000
     Notes to Consolidated Financial Statements

     Unaudited Quarterly Financial Data shown on page 2 of the Company’s 2002 Annual Report to Shareowners for the years ended June 30, 2002 and 2001 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     The Company did not change accountants and there were no disagreements on any matters involving accounting principles or financial statement disclosures during the two-year period ended June 30, 2002.

PART III

     Reference is made to the definitive Proxy Statement pursuant to Regulation 14A, which involves the election of directors at the Annual Meeting of Shareowners to be held on October 22, 2002, which was filed with the Securities and Exchange Commission on September 13, 2002 and, by such reference, said Proxy Statement is incorporated herein in response to the information called for by Part III (ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

The following additional information is furnished in response to Item 10:

Executive Officers of the Registrant

The name, age, position and business experience of each of the executive officers of the Registrant as of June 30, 2002 are listed below:

Name, Age and Position	Business Experience During Past Five Years

Meyer Luskin, 76 Chairman of the Board, President and Chief Executive Officer	Chairman, President and Chief Executive Officer since 1961; responsible primarily for the formation of overall corporate policy and oversight of the main business segments.

Robert E. McMullen, 56 President of Subsidiary	Chief Operating Officer of Waste Material Recycling Segment since April 1999, responsible for the operations (Scope Products, Inc.) of waste material recycling business. From February 1997 to April 1999, he was President of International Processing Corporation, a wholly owned subsidiary of Darling International, Inc. From March 1982 to February 1997, he served in various management positions of International Processing Corporation and its predecessor companies.

F. Duane Turney, 55 President of Subsidiary (Scope Beauty Enterprises, Inc.)	Chief Operating Officer of Vocational School Group segment since July 1991, responsible for the operations of Marinello Schools of Beauty.

PART III (continued)

Name, Age and Position	Business Experience During Past Five Years

Eric M. Iwafuchi, 57 Vice President-Finance, Chief Financial Officer and Secretary	Vice President-Finance and Chief Financial Officer since November, 1999, and Corporate Secretary since October 2001, responsible for corporate accounting, financial policies and procedures and a variety of treasury functions as well as corporate secretarial duties. From 1987 to 1999, he was Vice President and Chief Financial Officer of Concept Enterprises, Inc., a manufacturer, importer and distributor of consumer electronic products. Mr. Iwafuchi holds an MBA and is a Certified Public Accountant.

Rudy M. Alvarez, 47 Controller and Chief Accounting Officer	Controller since 2001, responsible for financial reporting and record keeping, internal controls, systems and procedures. From 1990 to 2000, he was Controller of WF Cinema Holdings, L.P., a subsidiary of Warner Brothers and Paramount Pictures engaged in the business of motion picture exhibition. Mr. Alvarez is a Certified Public Accountant.

     The term of office of each executive officer is until his or her respective successor is elected and has been qualified, or until his or her death, resignation or removal. The Board of Directors elects officers annually at its first meeting following the Annual Meeting of Shareowners. No officers have employment contracts with the Company. There are no family relationships among any of the Company’s directors and officers.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	The following financial statements of the Company, together with the Independent Auditors’ Report, included as part of the Company’s 2002 Annual Report to Shareowners, on pages 6 through 21 thereof, are incorporated by reference and filed herewith as part of Item 8 of this report:

Independent Auditors’ Report

Consolidated Balance Sheets at June 30, 2002 and 2001

Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000

Consolidated Statements of Shareowners’ Equity for the years ended June 30, 2002, 2001 and 2000

Consolidated Statements of Comprehensive Income for the years ended June 30, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(2)	Independent Auditors’ Report on Schedules

(3)	Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

All other schedules have been omitted as they are not applicable, not material or the required information is given in the financial statements or notes thereto.

(b)	Company did not file any reports on Form 8-K during the fourth quarter ended June 30, 2002.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

(c)	Exhibits:

(3.1)	Company’s Restated Articles of Incorporation that was Exhibit No. 3.1 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1989, is incorporated herein by this reference.

(3.2)	Company’s By-laws as amended was filed as Exhibit 3.2 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, is incorporated herein by this reference.

(10)	Material Contracts:

(10.1)	1992 Stock Option Plan, reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (File No. 33-47053), and by reference such information is incorporated herein by this reference.

(10.2)	Scope Products, Inc., 2000 Non-Qualified Stock Incentive Stock Option Plan was filed as Exhibit 10.2 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, is incorporated herein by this reference.

(13)	Annual Report to Shareowners

(21)	Subsidiaries of Company

(22)	Proxy Statement for the Annual Meeting of Shareowners to be held on October 22, 2002, which was filed with the Securities and Exchange Commission on September 17, 2002, and by reference such information, is incorporated herein in response to the information called for by Part III (ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11, EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

(23)	Independent Auditors’ Consent

(99.1)	Certification Chief Executive Officer

(99.2)	Certification Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOPE INDUSTRIES

By	/s/ Eric M. Iwafuchi	September 26, 2002
	Eric M. Iwafuchi Vice President-Finance, Chief Financial Officer and Secretary	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Meyer Luskin Meyer Luskin	Chairman of the Board, President, Chief Executive Officer and Director	September 26, 2002

/s/ Eric M. Iwafuchi Eric M. Iwafuchi	Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial Officer)	September 26, 2002

/s/ Rudy M. Alvarez Rudy M. Alvarez	Controller (Principal Accounting Officer)	September 26, 2002

/s/ Babette Heimbuch Babette Heimbuch	Director	September 26, 2002

/s/ Robert Henigson Robert Henigson	Director	September 26, 2002

/s/ William H. Mannon William H. Mannon	Director	September 26, 2002

/s/ Franklin Redlich Franklin Redlich	Director	September 26, 2002

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareowners
Scope Industries
Santa Monica, California

We have audited the consolidated financial statements of Scope Industries and subsidiaries as of June 30, 2002 and 2001, and for each of the three years in the period ended June 30, 2002, and have issued our report thereon dated August 30, 2002; such financial statements and report are included in the 2002 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Scope Industries and subsidiaries, listed in Item 14 (a) (3). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based upon our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Los Angeles, California
August 30, 2002

SCOPE INDUSTRIES AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
JUNE 30, 2002

	Balance at	Charged to	Charged to			Balance at
	Beginning	Cost	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period

Year Ended June 30, 2002:

Allowance for doubtful accounts-
Accounts receivable	$691,283	$77,647	$0	$121,724	(a)	$646,285

Year Ended June 30, 2001:

Allowance for doubtful accounts-
Accounts receivable	$645,903	$155,144	$0	$109,764	(a)	$691,283

Year Ended June 30, 2000:

Allowance for doubtful accounts-
Accounts receivable	$484,885	$174,120	$0	$13,102	(a)	$645,903

(a)	Reduction to the allowance and uncollectable accounts charged to the allowance, net.