Form 10-Q
period 2002-09-30
SCOPE INDUSTRIES
filed 2002-11-14
CIK 87864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

[X]  Yes    [   ]  No

The number of shares of registrant’s common stock outstanding at November 1, 2002 was 1,023,167.

SCOPE INDUSTRIES AND SUBSIDIARIES

INDEX

		Page

Part I. Financial Information:

Item 1.	Financial Statements

	Consolidated Balance Sheets — September 30, 2002 and June 30, 2002	3

	Consolidated Statements of Operations — Three Months Ended September 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows — Three Months Ended September 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6 – 9

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	10 – 11

Item 3.	Qualitative and Qualitative Disclosures About Market Risk	12

Item 4.	Disclosure Controls and Procedures	12

Part II. Other Information:

Item 2.	Increases and Decreases in Outstanding Securities and Indebtedness	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

Signatures		14

PART I. FINANCIAL INFORMATION

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$4,664,802	$7,023,393
Treasury bills available for sale-at fair value	10,476,750	14,522,074
Accounts and notes receivable, less allowance for doubtful accounts of $671,284 at September 30, 2002 and $646,285 at June 30, 2002	6,178,447	4,319,091
Inventories	1,065,103	792,561
Deferred income taxes	882,000	827,000
Prepaid expenses and other current assets	1,339,457	1,415,388

Total current assets	24,606,559	28,899,507

Notes Receivable	728,084	753,217

Property and Equipment:
Machinery and equipment	53,192,064	49,162,282
Land, buildings and improvements	20,883,163	20,627,439

	74,075,227	69,789,721
Less accumulated depreciation and amortization	35,285,674	33,705,132

	38,789,553	36,084,589

Collection Routes and Contracts, less accumulated amortization of $7,931,480 at September 30, 2002 and $7,433,705 at June 30, 2002	1,837,972	1,818,588

Other Assets:
Long term treasury notes	1,982,503	3,968,148
Deferred charges and other assets	699,005	460,348
Deferred income taxes	1,021,650	926,000
Investments available for sale-at fair value	7,134,796	1,053,652
Other equity investments-at cost	6,714,946	6,771,420

	17,552,900	13,179,568

	$83,515,068	$80,735,469

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Accounts payable	$7,169,999	$5,337,862
Current portion of long-term debt	—	600,000
Bank line of credit	1,000,000	—
Other accrued liabilities	2,642,827	2,344,802
Accrued payroll and related employee benefits	1,280,588	1,187,766
Income taxes payable	460,000	772,000

Total current liabilities	12,553,414	10,242,430
Long-term debt	5,400,000	5,400,000

	17,953,414	15,642,430

Shareowners’ Equity:
Common stock, no par value, 5,000,000 shares authorized, shares issued and outstanding at September 30, 2002 — 1,023,167 and June 30, 2002 — 1,029,267	4,576,050	4,576,050
Retained earnings	60,646,004	60,199,674
Accumulated other comprehensive income	339,600	317,315

	65,561,654	65,093,039

	$83,515,068	$80,735,469

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,

	2002	2001

Revenues:
Sales	$19,268,638	$15,286,496
Vocational school revenues	1,769,089	1,397,477

	21,037,727	16,683,973

Operating Costs and Expenses:
Cost of sales	14,018,166	11,649,231
Vocational school expenses	1,204,729	1,123,097
Depreciation and amortization	2,192,992	1,691,567
General and administrative	2,306,916	1,979,192

	19,722,803	16,443,087

	1,314,924	240,886

Other income and expense:
Investment and other income	63,303	1,282,222
Interest expense	(70,900)	(55,201)

	(7,597)	1,227,021

Income before income taxes	1,307,327	1,467,907
Provision for income taxes	495,000	546,000

Net Income	$812,327	$921,907

Net Income Per Share — Basic and Diluted	$0.79	$0.90
Average shares outstanding — Basic and Diluted	1,026,692	1,029,267

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,

	2002	2001

Cash Flows from Operating Activities:
Net income	$ 812,327	$ 921,907
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,592,378	1,100,715
Amortization of routes and contracts	600,616	590,852
Gains on investments available for sale	—	(649,147)
Losses (gains) on sale of property and equipment	5,516	(546,993)
Deferred income taxes	(164,200)	301,000
Unrealized loss in equity investment	150,000	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,834,223)	(1,751,928)
Inventories	(272,542)	(50,324)
Prepaid expenses and other current assets	75,931	(140,107)
Accounts payable and accrued liabilities	2,222,984	(385,469)
Income taxes payable/receivable	(312,000)	109,277
Tax benefit applied to purchase of routes and contracts	140,000	140,000
Other assets	86,842	(235,384)

Net cash flows from (used in) operating activities	3,103,629	(595,601)

Cash Flows from Investing Activities:
Purchase of U.S. Treasury bills	(7,069,859)	(2,049,801)
Maturities of U.S. Treasury bills	13,100,828	7,000,000
Purchase of property and equipment	(1,890,608)	(4,161,074)
Purchase of waste recycling business	3,500,000	—
Purchase of routes and contracts	(760,000)	—
Proceeds from disposition of property and equipment	2,250	645,781
Purchase of investments available for sale	(6,045,308)	—
Purchase of other equity investments	(93,526)	—
Proceeds from disposition of investments available for sale	—	1,036,846
Non-appropriated bond fund proceeds held by Trustee	—	1,734,630

Net cash flows (used in) from investing activities	(5,496,223)	4,206,382

Cash Flows from Financing Activities:
Proceeds from long-term bank borrowing	5,400,000	—
Redemption of Industrial Revenue Bonds	(6,000,000)	—
Proceeds from short-term bank line of credit	2,000,000	—
Repayment of short-term bank line of credit	(1,000,000)	—
Repurchases of common stock	(365,997)	—

Net cash flows from financing activities	34,003	—

Net (decrease) increase in cash and cash equivalents	(2,358,591)	3,610,781
Cash and cash equivalents at beginning of period	7,023,393	563,234

Cash and cash equivalents at end of period	$4,664,802	$4,174,015

Supplemental Disclosures:
Cash paid during the quarter for:
Interest	$66,397	$39,995
Income taxes	$804,340	$21,996

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

Note 1.    Basis of Financial Statement Preparation

          The accompanying consolidated financial information of Scope Industries and its subsidiaries (“Scope” or the “Company”) should be read in conjunction with the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended June 30, 2002. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments that are considered necessary by the Company’s management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. Certain prior year balances have been reclassified to conform to current period presentation.

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

          In April 2002, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, that addresses reporting classification of certain early extinguishments of debt and amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, that applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144. The statements will be effective for this fiscal year and the adoption of SFAS No. 145 and 146 did not have a material impact on the Company’s consolidated financial statements.

Note 2.    Purchase of Assets

          On July 1, 2002, the Company, through its wholly owned subsidiary Scope Products, Inc., purchased the bakery waste recycling plant assets and routes and contracts of two processing facilities in California. The transaction was accounted for as a purchase of a business. The purchase price was allocated as follows:

Plant equipment	$2,414,500
Routes and contracts	760,000
Other assets	325,500

Purchase price	$3,500,000

          The results of operation of the new plants since July 1, 2002 are included in the accompanying consolidated statements of operations. Had the Company purchased the plants on July 1, 2001, revenues for the quarter ended September 30, 2001, would have increased by approximately $1,800,000 and net income would have decreased by approximately $20,000.

          In connection with the asset purchase the Company also entered into a long-term lease for the two plant facilities with an option to purchase at a later date for $2,250,000.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002
(continued)

Note 3.    Treasury Securities

          Treasury securities consisted of the following:

	September 30,	June 30,
	2002	2002

Short-term:
At adjusted cost which approximates fair value	$10,476,750	$14,522,074
At par value	10,489,000	14,508,000
Long-term treasury notes:
At adjusted cost which approximates fair value	$1,982,503	$3,968,148
At par value	2,000,000	4,000,000
Treasury notes mature in September 2003 and February 2004.

Note 4.    Inventories

          Inventories consisted of the following:

	September 30,	June 30,
	2002	2002

Finished products	$439,312	$318,657
Raw materials	454,949	302,734
Operating supplies	170,842	171,170

	$1,065,103	$792,561

Note 5.    Investments

          Investments consisted of the following:

		Gross Unrealized Gains
		Before Provision For
	Cost	Income Taxes	Fair Value

At September 30, 2002:
Equity securities — available for sale	$603,153	$520,222	$1,123,375	(a)
Short-term tax exempt mutual fund	6,000,000	11,421	6,011,421	(b)
Other equity securities	6,714,946		6,714,946	(c)

          Investments consisted of the following:

		Gross Unrealized Gains
		Before Provision For
	Cost	Income Taxes	Fair Value

At June 30, 2002:
Equity securities — available for sale	$557,845	$495,807	$1,053,652	(a)
Other equity securities	6,771,420		6,771,420	(c)

(a)	Fair values for “Equity securities” available for sale are based upon quoted market prices, where available, at the reporting date.

(b)	Short-term tax-exempt mutual fund is pledged to the bank as collateral for the long-term bank debt of $5,400,000; interest earned from the fund is paid to the Company.

(c)	The Company holds shares and warrants in Chromagen, Inc., shares in Stamet, Inc., MetaProbe, Inc. and Myricom, Inc. that are classified as “Other equity securities”. The shares and warrants are not publicly traded and are carried at cost or adjusted cost, adjusted by the equity method of accounting for investments or management’s estimated value reflecting other than temporary losses. No quoted market prices are available for these securities.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002
(continued)

Note 6.    Debt

          On August 1, 2002, the Company redeemed its $6,000,000 tax exempt Industrial Revenue Bond (“IRB”). In connection with the redemption of the IRB, the Company entered into a $5,400,000 note with its bank. The five-year note is collateralized by a $6,000,000 investment in a Short-term tax-exempt municipal fund. The note bears interest, payable monthly, at LIBOR plus 1.125%. The Company entered into a one-year LIBOR contract at 2.90%. The financing agreement requires that the value of the mutual fund be at least 91% of the outstanding balance. The note is payable on July 31, 2007 and there are no prepayment penalties.

          On July 2, 2002, the Company borrowed $2,000,000 from its bank against the short-term line of credit agreement to help finance the $3,500,000 purchase of assets and routes and contracts of two bakery waste-recycling facilities located in California. On September 30, 2002, the Company repaid $1,000,000 of the outstanding balance. Interest is paid monthly and the average interest rate on the loan for the quarter was 3.86%. The interest rate at September 30, 2002 was 4.50%. Subsequent to quarter-end the loan was paid in full.

Note 7.    Comprehensive income

	Three Months Ended
	September 30,

	2002	2001

Comprehensive income consisted of the following:
Net income	$812,327	$921,907

Unrealized holding gains on securities available for sale arising during the period, net of income taxes	22,285	2,880,349
Reclassify gains realized from securities available for sale, and included in net income, net of income taxes	—	(435,750)

Other comprehensive income	22,285	2,444,599

Comprehensive income	$834,612	$3,366,506

Note 8.    Income Taxes

          For the three month period ended September 30, 2002, the effective rate for income taxes is 38% of the income before taxes and for the comparable three-month period last year the effective rate for income taxes is 37% of the income before taxes. The determination of the income tax or benefit for income tax considers certain permanent differences between taxable income or loss and income or loss as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income or loss before income taxes and the provision or benefit for income taxes.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002
(continued)

Note 9.    Business Segment Information

	Three Months Ended
	September 30,

	2002	2001

Revenues:
Waste Material Recycling	$19,186,114	$15,130,769
Vocational School Group	1,769,089	1,397,477
Other	82,524	155,727

	$21,037,727	$16,683,973

Pre-tax Income:
Waste Material Recycling	$1,289,954	$233,582
Vocational School Group	198,078	(27,164)
Other	3,386	75,351
Corporate general and administrative expenses	(176,494)	(40,883)
Other income and (expense)	(7,597)	1,227,021

	$1,307,327	$1,467,907

The majority of investment and interest income is related to corporate level investment activities.

SCOPE INDUSTRIES AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

          The Company had net income of $812,327, or $0.79 per share, for the quarter ended September 30, 2002, compared to the prior year’s first quarter net income of $921,907, or $0.90 per share. Total Company revenues for the first quarter ended September 30, 2002 were $21,037,727 compared to $16,683,973 for the comparable quarter last year. The 26% increase in revenues for the current first quarter over the prior year’s comparable quarter was attributable to both the Waste Material Recycling and Beauty School segments.

          Waste Material Recycling segment sales for the current quarter increased $4,055,345 or 27% over the comparable quarter last year. The increase was due primarily a increase of 12% in volume or approximately $1,900,000 resulting from the purchase of the bakery waste recycling businesses on July 1, 2002, and to a 15% increase in the average selling price of recycled dried bakery products. Sales volume for the segment for the current quarter, excluding the two new plants, was slightly ahead of last year. The increase in the average selling price is attributed to the volatility in the commodity market due to early reductions in the estimated volume of future corn crops compared to record corn crops produced during the past three years. Corn is an alternate substitute feed supplement that competes directly with our dried bakery product. The average price of corn for the current quarter was approximately $2.43 per bushel, or a 25% increase when compared to $1.95 per bushel for the comparable quarter last year and $1.96 per bushel for the quarter ended June 30, 2002. The Waste Material Recycling segment generated pre-tax income before Investment and other income in the current quarter due primarily to higher average selling prices, reduced raw material costs and improved production efficiencies from new capital equipment. The segment also generated pre-tax income last year with lower average selling prices and higher costs.

          Vocational School Group revenues increased 27% from the comparable quarter last year due primarily to the new school that opened in Nevada at the beginning of the calendar year and an overall increase in enrollment at the schools. The Vocational School Group had pre-tax income for the current quarter compared to a pre-tax loss for the comparable quarter last year.

          General and administrative expenses for the Company increased (17%) for the quarter ended September 30, 2002, as compared to the prior year quarter. The increase is mainly due to increases in employee health benefit costs, workers’ compensation insurance and auto liability insurance of approximately $180,000, as well as additional costs of approximately $70,000 associated with the bakery waste recycling plants acquired on July 1, 2002.

          Investment and other income for the quarter ended September 30, 2002, was $63,303 compared to $1,282,222 for the comparable quarter last year. The Company did not sell any of its investment securities during the current quarter compared to the same quarter last year, which included gains of $649,147 from the sale of investment securities and a gain of $554,669 from the sale of idle property no longer being utilized in the Waste Material Recycling operations. Interest income of $151,437 from U.S. Treasury bills in the current quarter increased from $120,838 for the comparable quarter last year primarily due to a larger investment portfolio. Offsetting the above investment and other income were losses of $150,000 recognized on an investment accounted for by the equity method of accounting.

          Interest expense, which is included in Investment and other income, for the three months ended September 30, 2002, was $70,900 compared to $55,201 for the comparable quarter last year. The increase in interest expense is related to both short-term and long-term bank financing. The Company incurred new short-term LIBOR debt of $2,000,000 to help finance the $3,500,000 asset acquisition. The Company also redeemed its $6,000,000 IRB financing and entered into a $5,400,000 secured bank loan at LIBOR rates for one year.

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
(continued)

LIQUIDITY AND CAPITAL RESOURCES

          We have used our cash principally to fund our purchases of capital equipment, investments and for working capital. We funded our cash requirements principally from operations and bank borrowings. During the current quarter we borrowed $7,400,000 from our bank; $2,000,000 on our short-term bank line of credit to help finance the purchase of assets and routes and contracts from two bakery waste material recyclers in California and $5,400,000 on a five year note to help finance the redemption of the $6,000,000 Industrial Revenue Bond. On September 30, 2002, we paid down $1,000,000 on our short-term line of credit and subsequent to quarter end the Company paid off the remaining $1,000,000 on the short-term line of credit. During the current quarter we expended $1,890,608 for capital projects primarily within the Waste Material Recycling segment. Our working capital ratio of 2.0 to 1 at September 30, 2002 decreased when compared to the June 30, 2002 ratio of 2.8 to 1. The change in components of working capital is mainly attributed to the reduction in Cash and cash equivalents and Treasury securities and increases in accounts payable and other current liabilities. The majority of the decrease in Cash and cash equivalents and Treasury securities went from current to long-term when the Company purchased $6,000,000 in a Short-term Tax-exempt Mutual Fund that is being used as collateral on the $5,400,000 bank loan. Capital expenditures for fiscal 2003 are currently estimated at $9,000,000 to $12,000,000 depending upon when some of the capital projects are started. The majority of capital expenditures are primarily for the Waste Material Recycling segment for a new plant facility in Texas replacing two existing facilities and in New Jersey replacing a leased facility. The cost of each new facility is estimated at $6,000,000. The Company believes that the combination of cash on hand, Treasury securities, investments available for sale and cash flow expected to be generated from operations will be sufficient to fund planned investments and working capital requirements through fiscal 2003. The Company is also reviewing its options to finance one or both of the new plant facilities through tax-exempt Industrial Revenue Bonds or long—term bank loans taking advantage of current low interest rates.

TAXES

          For the three month period ended September 30, 2002, the effective rate for income taxes is approximately 38% of pre-tax income compared to a effective income tax rate of 37% of pre-tax income for the comparable quarter last year. The determination of the provision or benefit for income taxes considers certain permanent differences between taxable income and income as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income before income taxes and the provision for income taxes.

NEW ACCOUNTING STANDARDS

          In April 2002, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, addresses reporting classification of certain early extinguishments of debt and amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In June 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, that applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144. The statements will be effective for this fiscal year and the adoption of SFAS No. 145 and 146 did not have a material impact on the Company’s consolidated financial statements.

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

SCOPE INDUSTRIES AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AND
DISCLOSURE CONTROLS AND PROCEDURES

Item 3.    Quantitative and Qualitative Disclosures About Market Risk:

The Company’s primary market risk results from the commodities market where corn is a substitute for its dried bakery products as an alternative feed supplement for animals. The Company also acquires its raw material sources from bakeries and other vendors typically under contract and priced to follow the corn commodities market. As a result, when corn prices are low the Company must lower its selling prices to compete with alternative feed supplements and the cost of raw material supplies typically will decrease following the lower corn prices. However, competition for raw material suppliers is often more competitive in major market areas where the cost of raw materials is increased in order to maintain materials for production. The average price of corn over the last 25 years is approximately $2.50 per bushel. During our past four fiscal years the average price of corn was $2.01, $1.90, $1.80 and $1.94, in 1999, 2000, 2001 and 2002, respectively, due to record corn crops. The average price of corn for the current quarter has increased to $2.43 per bushel based upon a lower projected corn crop by the Department of Agriculture due to drought conditions in the corn producing states during the planting season.

The Company minimizes its risk by investing its cash primarily in short-term U.S. Treasury bill and some long-term Treasury notes. The Company invested $6,000,000 in a Short-term Tax-Exempt Mutual Fund that is pledged as collateral for a $5,400,000 bank loan. Due to its nature of short-term tax-exempt securities, the funds value historically does not fluctuate with the securities market retaining much from its original cost basis.

The Company, with respect to interest rate risk exposure on its debt, has elected to reduce its market risk by entering into LIBOR interest rate contracts on both a short-term and long-term basis. Currently the Company has entered into a long-term (one year) LIBOR contract of 2.9%, plus 1.125% to cover the interest cost on its $5,400,000 bank loan.

Item 4.    Controls and Procedures:

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

SCOPE INDUSTRIES AND SUBSIDIARIES

Item 2.    Increases and Decreases in Outstanding Securities and Indebtedness.

          Increases and decreases in outstanding equity securities in the three months ending September 30, 2002, were as follows:

Common Stock
No Par Value

Shares outstanding June 30, 2002	1,029,267
Shares purchased and retired during the three months	(6,100)

Shares outstanding September 30, 2002	1,023,167

          A corporate resolution requires the retirement of all reacquisitions of common stock. During the three months ended September 30, 2002, the Company purchased and retired 6,100 shares of common stock at a cost of $365,997.

Item 4.    Submission of Matters to a Vote of Security Holders.

          At the annual meeting of shareowners held on October 22, 2002, with 1,024,804 shares entitled to vote, 1,018,272 shares or 99% of those entitled to vote elected five directors to serve for the ensuing year and until their successors have been elected and qualified.

	Votes	Votes	Votes
Directors	For	Withheld	Abstained	Total

Babette Heimbuch	1,006,772	—	11,500	1,018,272
Robert Henigson	1,006,634	138	11,500	1,018,272
Meyer Luskin	1,004,634	2,138	11,500	1,018,272
William H. Mannon	1,006,634	138	11,500	1,018,272
Franklin Redlich	1,006,634	138	11,500	1,018,272

Item 5.    Other Information.

          On October 22, 2002, the Company’s board of directors declared a regular dividend of $1.00 per share payable on January 3, 2003, to shareowners of record at November 22, 2002.

Item 6.    Exhibits and Reports on Form 8-K.

(A) Exhibits:

99.1 Certification of Chief Executive Officer

99.2 Certification of Chief Financial Officer

(B) No Form 8-K was filed for the quarter ended September 30, 2002.

PART II. OTHER INFORMATION (continued)
SCOPE INDUSTRIES AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOPE INDUSTRIES (Registrant)

Dated: November 13, 2002	/s/ Eric M. Iwafuchi Eric M. Iwafuchi, Vice President Chief Financial Officer and Secretary

Certification

I, Meyer Luskin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Scope Industries;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

	a)	all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Meyer Luskin Meyer Luskin President & Chief Executive Officer

Certification

I, Eric M. Iwafuchi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Scope Industries;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	d)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	e)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

	a)	all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Eric M. Iwafuchi Eric M. Iwafuchi Vice President, Chief Financial Officer & Secretary