Form 10-Q
period 2002-12-31
SCOPE INDUSTRIES
filed 2003-02-13
CIK 87864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☒	Yes	☐	No

The number of shares of registrant’s common stock outstanding at February 6, 2003 was 1,018,609.

SCOPE INDUSTRIES AND SUBSIDIARIES

INDEX

Page

Part I. Financial Information:
Item 1. Financial Statements
Consolidated Balance Sheets - December 31, 2002 and June 30, 2002	3
Consolidated Statements of Operations - Three Months Ended December 31, 2002 and 2001	4
Consolidated Statements of Operations - Six Months Ended December 31, 2002 and 2001	5
Consolidated Statements of Cash Flows - Six Months Ended December 31, 2002 and 2001	6
Notes to Consolidated Financial Statements	7 - 9
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	10 – 13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Item 4. Disclosure Controls and Procedures	14
Part II. Other Information:
Item 2. Increases and Decreases in Outstanding Securities and Indebtedness	15
Item 5. Other Information	15
Item 6. Exhibits and Reports on Form 8-K	15
Signatures	16

PART I. FINANCIAL INFORMATION
SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2002	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,144,895	$7,023,393
Treasury bills	10,487,393	14,522,074
Accounts and notes receivable, less allowance for
doubtful accounts of $635,228 at December 31, 2002
and $646,285 at June 30, 2002	5,931,434	4,319,091
Inventories	688,256	792,561
Deferred income taxes	761,200	827,000
Prepaid expenses and other current assets	2,266,713	1,415,388

Total current assets	23,279,891	28,899,507

Notes Receivable	569,142	753,217
Land, buildings and improvements held-for-sale (net)	985,996	—
Property and Equipment:
Machinery and equipment	54,640,393	49,162,282
Land, buildings and improvements	20,311,986	20,627,439

	74,952,379	69,789,721
Less accumulated depreciation and amortization	36,222,739	33,705,132

	38,729,640	36,084,589

Collection Routes and Contracts, less accumulated
amortization of $8,532,105 at December 31, 2002
and $7,433,705 at June 30, 2002	1,097,361	1,818,588

Other Assets:
Long-term treasury notes	1,985,549	3,968,148
Deferred charges and other assets	656,538	460,348
Deferred income taxes	843,600	926,000
Investments available for sale-at fair value	7,741,413	1,053,652
Other equity investments-at cost	6,853,946	6,771,420

	18,081,046	13,179,568

	$82,743,076	$80,735,469

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Accounts payable	$6,455,340	$5,337,862
Current portion of Industrial Revenue Bond	—	600,000
Dividends payable	1,023,167	—
Other accrued liabilities	2,546,980	2,344,802
Accrued payroll and related employee benefits	1,245,591	1,187,766
Income taxes payable	—	772,000

Total current liabilities	11,271,078	10,242,430
Long-term debt	5,400,000	5,400,000

	16,671,078	15,642,430

Shareowners’ Equity:
Common stock, no par value, 5,000,000 shares authorized,
shares issued and outstanding at December 31, 2002-
1,019,609 and June 30, 2002-1,029,267	4,576,050	4,576,050
Retained earnings	60,773,548	60,199,674
Accumulated other comprehensive income	722,400	317,315

	66,071,998	65,093,039

	$82,743,076	$80,735,469

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,

	2002	2001

Revenues:
Sales	$19,379,194	$14,889,861
Vocational school revenues	1,716,419	1,468,543

	21,095,613	16,358,404

Operating Costs and Expenses:
Cost of sales	14,051,609	11,592,692
Vocational school expenses	1,187,155	1,127,947
Depreciation and amortization	2,395,129	1,733,810
General and administrative	2,593,473	2,256,129

	20,227,366	16,710,578

	868,247	(352,174)

Other income and expense:
Investment and other income	1,402,634	122,165
Interest expense	(61,996)	(50,560)

	1,340,638	71,605

Income (loss) before income taxes	2,208,885	(280,569)
(Provision) benefit for income taxes	(810,000)	98,000

Net Income (Loss)	$1,398,885	$(182,569)

Net Income (Loss) Per Share – Basic and Diluted	$1.37	$(0.18)
Average shares outstanding – Basic and Diluted	1,023,167	1,029,267

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	December 31,

	2002	2001

Revenues:
Sales	$38,647,832	$30,176,357
Vocational school revenues	3,485,508	2,866,020

	42,133,340	33,042,377

Operating Costs and Expenses:
Cost of sales	28,069,775	23,241,923
Vocational school expenses	2,391,884	2,251,044
Depreciation and amortization	4,588,121	3,425,377
General and administrative	4,900,389	4,235,321

	39,950,169	33,153,665

	2,183,171	(111,288)

Other income and expense:
Investment and other income	1,465,937	1,404,387
Interest expense	(132,896)	(105,761)

	1,333,041	1,298,626

Income before income taxes	3,516,212	1,187,338
Provision for income taxes	(1,305,000)	(448,000)

Net Income	$2,211,212	$739,338

Net Income Per Share – Basic and Diluted	$2.16	$0.72
Average shares outstanding – Basic and Diluted	1,024,673	1,029,267

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,

	2002	2001

Cash Flows from Operating Activities:
Net income	$2,211,212	$739,338
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	3,386,894	2,243,672
Amortization of contracts and routes	1,201,227	1,181,705
Gains on investments available for sale	—	(762,868)
Gains on sales of property and equipment	(1,385,637)	(514,091)
Deferred income taxes	(79,710)	116,003
Unrealized loss in equity investment	311,000	148,752
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,428,268)	(444,983)
Inventories	104,305	209,680
Prepaid expenses and other current assets	(851,325)	383,316
Accounts payable and accrued liabilities	1,377,481	(906,496)
Income taxes payable	(772,000)	—
Tax benefit applied to purchase of routes and contracts	280,000	280,000
Other assets	128,811	54,475

Net cash flows from operating activities	4,483,990	2,728,503

Cash Flows from Investing Activities:
Purchase of U.S. Treasury bills	(13,156,548)	(5,056,638)
Maturities of U.S. Treasury bills	19,173,828	10,000,000
Purchase of property and equipment	(4,654,998)	(8,090,357)
Proceeds from disposition of property and equipment	1,437,694	660,681
Purchase of waste recycling assets and routes and contracts	(3,500,000)	—
Purchase of investments available for sale	(6,054,766)	—
Proceeds from disposition of investments available for sale	—	1,346,936
Purchase of other equity investments	(393,526)	—
Non-appropriated bond fund proceeds held by Trustee	—	1,732,488

Net cash flows (used in) from investing activities	(7,148,316)	593,110

Cash Flows from Financing Activities:
Proceeds from bank borrowings	7,400,000	—
Redemption of Industrial Revenue Bonds	(6,000,000)	—
Repayment of bank borrowings	(2,000,000)	—
Repurchases of common stock	(614,172)	—

Net cash flows used in financing activities	(1,214,172)	—

Net (decrease) increase in cash and cash equivalents	(3,878,498)	3,321,613
Cash and cash equivalents at beginning of period	7,023,393	563,234

Cash and cash equivalents at end of period	$3,144,895	$3,884,847

Supplemental Disclosures:
Cash paid during the six months for:
Interest	$132,896	$72,148
Income taxes	$1,886,590	$78,536

Cash dividends of $1,023,167 and $1,029,267 were declared and unpaid at December 31, 2002 and December 31, 2001.

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2002

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

     In April 2002, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, that addresses reporting classification of certain early extinguishments of debt and amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities", that applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144. The statements are effective for this fiscal year and the adoption of SFAS No. 145 and 146 did not have a material impact on the Company’s consolidated financial statements. In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement is effective for fiscal years ending after December 15, 2002. The Company does not believe that the adoption of the standard will have a significant impact on the Company’s financial statements.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. For the three months ended December 31, 2002 and 2001, amortization expense of routes and contracts was $600,611 and $590,853, respectively. For the six months ended December 31, 2002 and 2001, amortization expense of routes and contracts was $1,201,227 and $1,181,705, respectively. Estimated amortization expense of routes and contracts for the twelve months ended June 30 is as follows: 2003, $1,744,300; 2004, $205,700; 2005, $205,700; 2006, $35,700 and 2007, $35,700.

Note 2. Purchase of Business Assets

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

     The results of operation of the new plants since July 1, 2002 are included in the accompanying consolidated statements of operations. Had the Company purchased the plants on July 1, 2001, waste material recycling revenues for the second quarter and six months ended December 31, 2001, would have increased by approximately $2,000,000 and $3,800,000 and the operating loss would have increased by approximately $18,000 and $38,000, respectively.

     In connection with the purchase the Company also entered into a long-term lease for the two plant facilities with an option to purchase them at a later date for $2,250,000.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2002
(continued)

Note 3. Treasury Securities

	December 31,	June 30,
Treasury securities consisted of the following:	2002	2002

Short-term treasury bills:
At adjusted cost which approximates fair value	$10,487,393	$14,522,074
At par value	10,499,000	14,508,000
Long-term treasury notes:
At adjusted cost which approximates fair value	$1,985,549	$3,968,148
At par value	2,000,000	4,000,000
Treasury note matures in February 2004

Note 4. Inventories

	December 31,	June 30,
Inventories consisted of the following:	2002	2002

Finished products	$213,178	$318,657
Raw materials	296,346	302,734
Operating supplies	178,732	171,170

	$688,256	$792,561

Note 5. Land, Buildings and Improvements Held for Sale

     The Company has vacant land and idled processing facilities for sale. During the current quarter an idled processing facility was sold for a gain of approximately $1,387,500.

Note 6. Investments

		Gross Unrealized Gains
		Before Provision For
Investments consisted of the following:	Cost	Income Taxes	Fair Value

At December 31, 2002:
Equity securities — available for sale	$612,613	$1,113,572	$1,726,185	(a)
Short-term tax exempt mutual fund	6,000,000	15,228	6,015,228	(b)
Other equity securities	6,853,946		6,853,946	(c)

		Gross Unrealized Gains
		Before Provision For
Investments consisted of the following:	Cost	Income Taxes	Fair Value

At June 30, 2002:
Equity securities — available for sale	$557,845	$495,807	$1,053,652	(a)
Other equity securities	6,771,420		6,771,420	(c)

(a)	Fair values for “Equity securities” available for sale are based upon quoted market prices at the reporting date.

(b)	The investment in the short-term tax-exempt mutual fund is pledged to the bank as collateral for the long-term bank debt of $5,400,000; interest earned from the fund is paid to the Company. Fair value is based upon quoted market prices at the reporting date.

(c)	The Company holds shares and warrants in Chromagen, Inc., shares in Stamet, Inc., MetaProbe, Inc., Myricom, Inc. and Holl Technologies, Inc. that are classified as “Other equity securities”. The shares and warrants are not publicly traded and are carried at cost or adjusted cost. Certain of these securities are adjusted based on the equity method of accounting or based on management’s estimates reflecting reductions in value that are other than temporary. No quoted market prices are available for these securities.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2002
(continued)

Note 7. Debt

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

     On July 2, 2002, the Company borrowed $2,000,000 from its bank against the short-term line of credit agreement to help finance the $3,500,000 purchase of business assets and routes and contracts of two bakery waste-recycling facilities located in California. On September 30, 2002, the Company repaid $1,000,000 of the outstanding balance and the remaining outstanding balance of $1,000,000 was paid off on October 4, 2002. There were no borrowings outstanding against the short-term line of credit at December 31, 2002. The short-term line of credit agreement expires in February 2003 and is in process of being renewed with the bank for another year.

Note 8. Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Comprehensive income consisted of the following:
Net income (loss)	$1,398,885	$(182,569)	$2,211,212	$739,338

Unrealized holding gains on securities available for sale
arising during the period, net of income taxes	382,800	6,365,378	405,085	9,245,727
Reclassify gains realized from securities available for sale
and included in net income, net of income taxes	—	(52,486)	—	(488,236)

Other comprehensive income	382,800	5,877,142	405,085	8,757,491

Comprehensive income	$1,781,685	$5,694,573	$2,626,297	$9,496,829

Note 9. Income Taxes

     For the six-month periods ended December 31, 2002 and December 31, 2001, the effective rate for income taxes is 37% and 38%, respectively, of the income before taxes. The determination of the income tax or benefit for income tax considers certain permanent differences between taxable income or loss and income or loss as reported using accounting principles generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income and loss before income taxes and the provision or benefit for income taxes.

Note 10. Business Segment Information

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenues:
Waste Material Recycling	$19,277,819	$14,765,408	$38,463,933	$29,896,177
Vocational School Group	1,716,419	1,468,543	3,485,508	2,866,020
Other	101,375	124,453	183,899	280,180

	$21,095,613	$16,358,404	$42,133,340	$33,042,377

Pre-tax Income (loss):
Waste Material Recycling	$1,393,519	$(249,476)	$2,683,473	$(15,894)
Vocational School Group	139,932	22,606	338,010	(4,558)
Other	28,206	38,684	31,592	114,035
Corporate general and administrative expenses	(693,410)	(163,988)	(869,904)	(204,871)
Other income and expense	1,340,638	71,605	1,333,041	1,298,626

	$2,208,885	$(280,569)	$3,516,212	$1,187,338

     The majority of investment and interest income is related to corporate level investment activities and gains on the sale of idle property.

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 and 2001:

     The Company had net income of $1,398,885, or $1.37 per share, for the second quarter ended December 31, 2002, compared to the prior year’s second quarter net loss of $(182,569), or $(0.18) per share. Total Company revenues for the second quarter ended December 31, 2002 were $21,095,613 compared to $16,358,404 for the comparable quarter last year. The 29% increase in revenues for the second quarter over the prior year’s comparable quarter was attributable to both the Waste Material Recycling and Vocational School segments.

     Waste Material Recycling segment sales for the current quarter increased approximately $4,512,400 or 31% over the comparable quarter last year. A portion of the increase was due to an increase of 12% in volume or approximately $2,000,000 resulting from the purchase of the bakery waste recycling businesses on July 1, 2002, and to a 15% increase in the average selling price of recycled dried bakery products. Sales volume for the segment for the current quarter, excluding the two new plants, was slightly below last year’s volume. The increase in the average selling price is attributed to the volatility in the commodity market due to early reductions in the estimated volume of future corn crops compared to record corn crops produced during the past three years. Corn is an alternate substitute feed supplement that competes directly with our dried bakery product. The average price of corn for the current quarter was approximately $2.36 per bushel, or a 24% increase when compared to $1.90 per bushel for the comparable quarter last year and a slight decrease when compared to the first quarter ended September 30, 2002 of approximately $2.43 per bushel. The Waste Material Recycling segment generated pre-tax income before Investment and other income in the current quarter due primarily to higher average selling prices on increased volume, reduced raw material costs and improved production efficiencies from new capital equipment.

     Vocational School Group revenues increased 17% from the comparable quarter last year due primarily to an overall increase in enrollment at the schools and an increase in tuition fees charged to new students. The Vocational School Group had pre-tax income for the current quarter compared to a pre-tax loss for the comparable quarter last year.

     General and administrative expenses for the Company increased 15% for the quarter ended December 31, 2002, as compared to the prior year quarter. The increase is due primarily to a $300,000 bonus paid to executive management based upon the company’s financial performance, additional costs of approximately $79,000 associated with the bakery waste recycling plants acquired on July 1, 2002 and to increases in employee health benefit costs, workers’ compensation insurance and auto liability insurance. The remaining increases and decreases in expenses are not significant when viewed individually compared to the comparable quarter last year.

     Investment and other income for the quarter ended December 31, 2002, was $1,402,634 compared to $122,165 for the comparable quarter last year. In the current quarter the Company recognized a gain of approximately $1,387,500 from the sale of idle property no longer being utilized in the Waste Material Recycling operations. Interest income of $151,437 from U.S. Treasury bills in the current quarter increased from $120,838 for the comparable quarter last year primarily due to a larger investment portfolio. Offsetting the above investment and other income were losses of $161,000 recognized on an investment accounted for by the equity method of accounting.

     Interest expense for the three months ended December 31, 2002, was $61,996 compared to $55,201 for the comparable quarter last year. The increase in interest expense is related to both short-term and long-term bank financing. The Company incurred new short-term LIBOR debt of $2,000,000 to help finance the $3,500,000 asset acquisition. The Company also redeemed its $6,000,000 IRB financing and entered into a $5,400,000 secured bank loan.

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Six Months Ended December 31, 2002 and 2001:

     The Company had net income of $2,211,212, or $2.16 per share, for the six months ended December 31, 2002, compared to the previous year’s six months net income of $739,338, or $0.72 per share. Total Company revenues for the six months ended December 31, 2002 were $42,133,340 compared to $33,042,377 for the comparable period last year. The 28% increase in revenues for the current six months over the prior year’s comparable period was attributable to both the Waste Material Recycling and Vocational School segments.

     Waste Material Recycling segment sales for the current six months increased approximately $8,567,800 or 29% over the comparable period last year. The increase was due primarily to an increase of 14% in volume or approximately $4,100,000 resulting from the purchase of the bakery waste recycling businesses on July 1, 2002, and to a 19% increase in the average selling price of recycled dried bakery products. Sales volume for the segment for the current six months, excluding the two new plants, was slightly below last year’s volume. The increase in price is primarily attributed to the volatility in the commodity market due to early reductions in the estimated volume of future corn crops compared to record corn crops produced during the past three years. The average price of corn for the six months was approximately $2.40 per bushel compared to $1.93 per bushel for the comparable six months last year, an increase of 24%. The Waste Material Recycling segment generated operating profit in the current six months against an operating loss in the comparable six months last year due primarily to higher average selling prices on increased volume, reduced raw material costs and improved production efficiencies from new capital equipment.

     Vocational School Group revenues increased 22% from the comparable six months last year due primarily to increased enrollment at the schools and increased tuition fees charged to new students. The Vocational School Group had operating income for the current six months against an operating loss for the comparable six months last year.

     General and administrative expenses for the Company increased 16% for the six months ended December 31, 2002, as compared to the prior year six months. The increase is due primarily to a $300,000 bonus paid to executive management based upon the Company’s financial performance, the additional costs of approximately $149,000 associated with the acquisition of the two new bakery waste recycling plants acquired on July 1, 2002 and to the increases in employee health benefit costs, workers’ compensation insurance, auto, property, and liability insurance and professional services. The remaining increases and decreases in expenses is not significant when viewed individually compared to the comparable period last year.

     Investment and other income for the six months ended December 31, 2002, was $1,465,937 compared to $1,404,387 for the comparable six months last year. Included in investment and other income for the current six months were gains of $1,493,442 from the sale of idle property and equipment in the Waste Material Recycling operations compared to the comparable period last year that included gains of $762,868 from the sale of investment securities and $514,091 from the sale of idle property and equipment in the Waste Material Recycling operations. Interest income of $283,495 from U.S. Treasury bills comprised most of the remainder of investment income in the current six months compared to $214,912 for the comparable six months last year. The increase in interest income was primarily due to a larger interest bearing investment portfolio offset by lower interest rates. Offsetting the above investment and other income during the current six months were losses of approximately $311,000 recognized on an investment accounted for by the equity method of accounting.

     Interest expense for the six months ended December 31, 2002, was $132,896 compared to $105,761 for the comparable six months last year. The interest is primarily related to both the short-term and long-term bank financing compared to the lower long-term tax-exempt rates from Industrial Revenue Bond financing.

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
(continued)

LIQUIDITY AND CAPITAL RESOURCES

     We have used our cash principally to fund our purchases of business assets, capital equipment, purchase of investment securities, purchase of treasury stock and for working capital. We funded our cash requirements principally from operations and bank borrowings. During the current six months we borrowed $7,400,000 from our bank; $2,000,000 from our short-term bank line of credit to help finance the purchase of assets and routes and contracts from two bakery waste material recyclers in California and $5,400,000 on a five-year note to help finance the redemption of the $6,000,000 Industrial Revenue Bond. We repaid the $2,000,000 short-term bank line of credit during the current six months. During the current six months we expended $4,654,998 for capital projects primarily within the Waste Material Recycling segment. Our working capital ratio of 2.1 to 1 at December 31, 2002 decreased when compared to the June 30, 2002 ratio of 2.8 to 1. The change in components of working capital is mainly attributed to the reduction in Cash and cash equivalents and Treasury securities and increases in dividends payable, accounts payable and other current liabilities. The majority of the decrease in Cash and cash equivalents and Treasury securities went from current to long-term when the Company purchased an investment of $6,000,000 in a Short-term Tax-exempt Mutual Fund that is being used as collateral on the $5,400,000 bank loan. Capital expenditures for fiscal 2003 are currently estimated at $9,000,000 to $12,000,000 depending upon when some of the capital projects are started. The majority of capital expenditures are primarily for the Waste Material Recycling segment for new plant facilities, one in Texas to replace two existing facilities and one in New Jersey replacing a leased facility. The cost of each new facility is estimated at $6,000,000. The Company believes that the combination of cash on hand, Treasury securities, investments available for sale and cash flow expected to be generated from operations will be sufficient to fund planned investments and working capital requirements through fiscal 2003. The Company is also reviewing its options to finance one or both of the new plant facilities through tax-exempt Industrial Revenue Bonds or long–term bank loans taking advantage of current low interest rates.

TAXES

     For the six month period ended December 31, 2002 and the comparable six-month period last year the effective rate for income taxes is approximately 37% and 38% of pre-tax income. The determination of the provision or benefit for income taxes considers certain permanent differences between taxable income and income as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income before income taxes and the provision for income taxes.

NEW ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, addresses reporting classification of certain early extinguishments of debt and amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In June 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities", that applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144. The statements will be effective for this fiscal year and the adoption of SFAS No. 145 and 146 did not have a material impact on the Company’s consolidated financial statements.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not believe that the adoption of the standard will have a significant impact on the Company’s financials statements.

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AND
DISCLOSURE CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company’s primary market risk results from the commodities market where corn is a substitute for its dried bakery products as an alternative feed supplement for animals. The Company also acquires its raw material sources from bakeries and other vendors typically under contract and priced to follow the corn commodities market. As a result, when corn prices are low the Company must lower its selling prices to compete with alternative feed supplements and the cost of raw material supplies typically will decrease following the lower corn prices. However, competition for raw material suppliers is often more competitive in major market areas where the cost of raw materials increases in order to maintain adequate supplies of materials for production. The average price of corn over the last 25 years is approximately $2.50 per bushel. During our past four fiscal years the average price of corn was $1.94, $1.80, $1.90 and $2.01, in 2002, 2001, 2000 and 1999, respectively, due to record corn crops. The average price of corn for the first six months of the current year has increased to $2.40 per bushel based upon a lower projected corn crop by the Department of Agriculture due to drought conditions in the corn producing states during the planting season.

The Company maintains cash and cash equivalents and liquid securities that expose the Company to interest rate risk and market risk. The Company minimizes its risk by investing its cash primarily in short-term U.S. Treasury bill and long-term Treasury notes. Additionally, the Company invested $6,000,000 in a Short-term Tax-Exempt Mutual Fund that is pledged as collateral for a $5,400,000 bank loan. Due to the nature of the short-term tax-exempt securities held the Mutual Fund value historically does not fluctuate with the securities market retaining much from its original cost basis.

The Company, with respect to interest rate risk exposure on its debt, has elected to reduce its market risk by entering into LIBOR interest rate contracts on both a short-term and long-term basis. Currently the Company has entered into a one year LIBOR contract of 2.9%, plus 1.125% for the interest on its $5,400,000 bank loan.

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

PART II. OTHER INFORMATION

SCOPE INDUSTRIES AND SUBSIDIARIES

Item 2. Increases and Decreases in Outstanding Securities and Indebtedness.

      Increases and decreases in outstanding equity securities in the six months ending December 31, 2002, were as follows:

Common Stock
No Par Value

Shares outstanding June 30, 2002	1,029,267
Shares purchased and retired during the six months	(9,658)

Shares outstanding December 31, 2002	1,019,609

      A corporate resolution requires the retirement of all reacquisitions of common stock. During the six months ended December 31, 2002, the Company purchased and retired 9,658 shares of common stock at a cost of $614,172.

Item 5. Other Information.

      On October 22, 2002, the Company’s board of directors declared a regular dividend of $1.00 per share payable on January 3, 2003, to shareowners of record at November 22, 2002. There were 1,023,167 shares of common stock outstanding at the record date.

Item 6. Exhibits and Reports on Form 8-K.

(A)	Exhibits:
99.1 Certification of Chief Executive Officer
99.2 Certification of Chief Financial Officer

(B)  No Form 8-K was filed for the quarter ended December 31, 2002.

PART II. OTHER INFORMATION (continued)
SCOPE INDUSTRIES AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOPE INDUSTRIES (Registrant)

Dated: February 12, 2003	/s/ Eric M. Iwafuchi Eric M. Iwafuchi, Vice President Chief Financial Officer and Secretary

Certification

I, Meyer Luskin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Scope Industries;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 12, 2003

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

Date: February 12, 2003

/s/ Eric M. Iwafuchi Eric M. Iwafuchi Vice President, Chief Financial Officer & Secretary