Form 10-Q
period 2003-03-31
SCOPE INDUSTRIES
filed 2003-05-15
CIK 87864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

[X]Yes [   ]No

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

[X]Yes [   ]No

The number of shares of registrant’s common stock outstanding at May 9, 2003 was 1,006,809.

SCOPE INDUSTRIES AND SUBSIDIARIES

INDEX

		Page

Part I. Financial Information:
Item 1.	Financial Statements
	Consolidated Balance Sheets -
	March 31, 2003 and June 30, 2002	3
	Consolidated Statements of Operations -
	Three Months Ended March 31, 2003 and 2002	4
	Consolidated Statements of Operations -
	Nine Months Ended March 31, 2003 and 2002	5
	Consolidated Statements of Cash Flows -
	Nine Months Ended March 31, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7 - 10
Item 2.	Management’s Discussion and Analysis of Results
	of Operations and Financial Condition	11 – 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Disclosure Controls and Procedures	15
Part II. Other Information:
Item 2.	Increases and Decreases in Outstanding Securities
	and Indebtedness	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16
	Signatures	17

PART I. FINANCIAL INFORMATION
SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$3,398,832	$7,023,393
Treasury bills and notes	12,565,956	14,522,074
Accounts and notes receivable, less allowance for doubtful accounts of $606,680 at March 31, 2003 and $646,285 at June 30, 2002	4,275,328	4,319,091
Inventories	594,017	792,561
Deferred income taxes	643,830	827,000
Prepaid expenses and other current assets	1,746,173	1,415,388

Total current assets	23,224,136	28,899,507

Notes Receivable	552,813	753,217
Land, buildings and improvements held-for-sale (net)	946,814	—
Property and Equipment:
Machinery and equipment	57,286,514	49,162,282
Land, buildings and improvements	20,616,951	20,627,439

	77,903,465	69,789,721
Less accumulated depreciation and amortization	38,004,255	33,705,132

	39,899,210	36,084,589

Collection Routes and Contracts, less accumulated amortization of $9,041,578 at March 31, 2003 and $7,433,705 at June 30, 2002.	605,715	1,818,588

Other Assets:
Long-term treasury notes	—	3,968,148
Deferred charges and other assets	373,336	460,348
Deferred income taxes	1,302,400	926,000
Investments available for sale-at fair value	7,842,013	1,053,652
Other equity investments-at cost	6,708,946	6,771,420

	16,226,695	13,179,568

	$81,455,383	$80,735,469

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Accounts payable	$5,885,304	$5,337,862
Current portion of Industrial Revenue Bond	—	600,000
Other accrued liabilities	2,610,807	2,344,802
Accrued payroll and related employee benefits	1,363,266	1,187,766
Income taxes payable	—	772,000

Total current liabilities	9,859,377	10,242,430
Long-term debt	5,000,000	5,400,000

	14,859,377	15,642,430

Shareowners’ Equity:
Common stock, no par value, 5,000,000 shares authorized, shares issued and outstanding at March 31, 2003 - 1,018,609 and June 30, 2002 - 1,029,267	4,576,050	4,576,050
Retained earnings	61,233,156	60,199,674
Accumulated other comprehensive income	786,800	317,315

	66,596,006	65,093,039

	$81,455,383	$80,735,469

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Sales	$18,023,346	$13,096,952
Vocational school revenues	1,832,612	1,640,385

	19,855,958	14,737,337

Operating Costs and Expenses:
Cost of sales	12,993,046	11,006,455
Vocational school expenses	1,216,966	1,185,749
Depreciation and amortization	2,479,271	2,040,500
General and administrative	2,287,852	1,938,195

	18,977,135	16,170,899

	878,823	(1,433,562)

Other income and expense:
Investment and other income	14,848	19,004,926
Interest expense	(52,164)	(41,884)

	(37,316)	18,963,042

Income before income taxes	841,507	17,529,480
Provision for income taxes	(226,000)	(6,409,000)

Net Income	$615,507	$11,120,480

Net Income Per Share – Basic and Diluted	$0.60	$10.80
Average shares outstanding – Basic and Diluted	1,018,859	1,029,267

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	March 31,

	2003	2002

Revenues:
Sales	$56,671,178	$43,273,309
Vocational school revenues	5,318,120	4,506,405

	61,989,298	47,779,714

Operating Costs and Expenses:
Cost of sales	41,062,821	34,248,378
Vocational school expenses	3,608,850	3,436,793
Depreciation and amortization	7,067,392	5,465,877
General and administrative	7,188,241	6,173,516

	58,927,304	49,324,564

	3,061,994	(1,544,850)

Other income and expense:
Investment and other income	1,480,785	20,409,313
Interest expense	(185,060)	(147,645)

	1,295,725	20,261,668

Income before income taxes	4,357,719	18,716,818
Provision for income taxes	(1,531,000)	(6,857,000)

Net Income	$2,826,719	$11,859,818

Net Income Per Share – Basic and Diluted	$2.76	$11.52
Average shares outstanding – Basic and Diluted	1,022,854	1,029,267

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,

	2003	2002

Cash Flows from Operating Activities:
Net income	$2,741,719	$11,859,818
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,459,519	3,693,324
Amortization of contracts and routes	1,607,873	1,772,553
Gains on investments available for sale	—	(21,030,871)
Gains on sales of property and equipment	(1,401,631)	(568,351)
Deferred income taxes	(457,340)	(77,200)
Unrealized loss in equity investment	461,000	1,562,471
Changes in operating assets and liabilities:
Accounts and notes receivable	244,167	(702,841)
Inventories	198,544	193,281
Prepaid expenses and other current assets	(330,785)	950,879
Accounts payable and accrued liabilities	988,947	(293,127)
Income taxes payable	(772,000)	8,089,653
Tax benefit applied to purchase of routes and contracts	365,000	420,000
Other assets	129,592	86

Net cash flows from operating activities	9,234,605	5,869,675

Cash Flows from Investing Activities:
Purchase of U.S. Treasury bills	(21,748,562)	(29,025,424)
Maturities of U.S. Treasury bills	27,672,828	14,000,000
Purchase of property and equipment	(7,592,508)	(9,994,454)
Proceeds from disposition of property and equipment	1,470,605	1,008,941
Purchase of business assets	(3,500,000)	—
Purchase of investments available for sale	(6,054,766)	—
Proceeds from disposition of investments available for sale	—	20,244,631
Purchase of other equity investments	(398,526)	—
Non-appropriated bond fund proceeds held by Trustee	—	1,732,488

Net cash flows used in investing activities	(10,150,929)	(2,033,818)

Cash Flows from Financing Activities:
Proceeds from bank borrowings	7,400,000	—
Redemption of Industrial Revenue Bonds	(6,000,000)	—
Repayment of bank borrowings	(2,400,000)	—
Dividends to shareowners	(1,023,167)	(1,029,267)
Repurchases of common stock	(685,070)	—

Net cash flows used in financing activities	(2,708,237)	(1,029,267)

Net (decrease) increase in cash and cash equivalents	(3,624,561)	2,806,590
Cash and cash equivalents at beginning of period	7,023,393	563,234

Cash and cash equivalents at end of period	$3,398,832	$3,369,824

Supplemental Disclosures:
Cash paid during the nine months for:
Interest	$185,060	$96,024
Income taxes	$1,886,590	$136,323

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003

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

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets". For the three months ended March 31, 2003 and 2002, amortization expense of routes and contracts was $491,646 and $590,853, respectively. For the nine months ended March 31, 2003 and 2002, amortization expense of routes and contracts was $1,607,873 and $1,772,553, respectively. Estimated amortization expense of routes and contracts for the twelve months ended June 30 is as follows: 2003-$1,659,300; 2004-$205,700; 2005-$205,700; 2006-$35,700 and 2007-$35,700. Certain realized tax benefits are applied against routes and contracts before they can be applied against the tax provision. For the three months and nine months ended March 31, 2003 and 2002, tax benefits applied against routes and contracts was $85,000 and $365,000 and $140,000 and $420,000, respectively.

     In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, that addresses reporting classification of certain early extinguishments of debt and amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities", that applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144. The statements are effective for this fiscal year and the adoption of SFAS No. 145 and 146 did not have a material impact on the Company’s consolidated financial statements. In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement is effective for fiscal years ending after December 15, 2002. The Company does not believe that the adoption of the standard will have a significant impact on the Company’s financial statements.

     In November 2002, the FASB issued Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of periods ending after December 15, 2002. Management believes that the adoption of FIN 45 will not have a material impact on the Company’s consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not believe that the adoption of the standard will have a significant impact on the Company’s financial statements. At March 31, 2003, Scope Products, Inc. (“SPI”), a wholly owned subsidiary of the Company has its own Incentive and Non-Qualified stock-based compensation plan for key employees. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or higher than the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income as reported	$615,507	$11,120,480	$2,826,719	$11,859,818
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22,700)	(31,400)	(62,800)	(94,200)

Pro forma net income	$592,807	$11,089,080	$2,763,919	$11,765,618

Earnings per share:
Basic and diluted — as reported	$0.60	$10.80	$2.76	$11.52
Basic and diluted — pro forma	$0.58	$10.77	$2.70	$11.43

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

Note 2.     Purchase of Business Assets

     On July 1, 2002, the Company, through its wholly owned subsidiary Scope Products, Inc., purchased the bakery waste recycling plant assets, raw material routes and non-compete contracts of two processing facilities in California. The transaction was accounted for as a purchase of a business. The purchase price was allocated as follows:

Plant equipment	$2,697,420
Routes and contracts	760,000
Other assets	42,580

Purchase price	$3,500,000

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003
(continued)

Note 2.     Purchase of Business Assets (continued)

     The results of operation of the new plants since July 1, 2002 are included in the accompanying consolidated statements of operations. Had the Company purchased the plants on July 1, 2001, waste material recycling revenues for the three and nine months ended March 31, 2002, would have increased by approximately $1,800,000 and $5,600,000 and the operating income would have decreased by approximately $156,000 and $194,000, respectively.

     In connection with the purchase described above the Company also entered into a long-term lease for the two plant facilities with an option to purchase them at a later date for $2,250,000.

Note 3.     Treasury Securities

	March 31,	June 30,
	2003	2002

Treasury securities consisted of the following:
Short-term treasury bills and notes:
At adjusted cost which approximates fair value	$12,565,956	$14,522,074
At par value	12,598,000	14,508,000
Treasury notes mature in September 2003 and February 2004
Long-term treasury notes:
At adjusted cost which approximates fair value	$—	$3,968,148
At par value	—	4,000,000

Note 4.     Inventories

	March 31,	June 30,
	2003	2002

Inventories consisted of the following:
Finished products	$278,425	$318,657
Raw materials	132,946	302,734
Operating supplies	182,646	171,170

	$594,017	$792,561

Note 5.     Land, Buildings and Improvements Held for Sale

     The Company has for sale vacant land and idled processing facilities. During the second quarter of the current year an idled processing facility was sold for a gain of approximately $1,387,500.

Note 6.     Investments

		Gross Unrealized Gains
		Before Provision For
	Cost	Income Taxes	Fair Value

Investments consisted of the following:
At March 31, 2003:
Equity securities — available for sale	$612,613	$1,220,665	$1,833,278	(a)
Short-term tax exempt mutual fund	6,000,000	8,735	6,008,735	(b)
Other equity securities	6,708,946		6,708,946	(c)

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003
(continued)

Note 6.     Investments (continued)

		Gross Unrealized Gains
		Before Provision For
	Cost	Income Taxes	Fair Value

Investments consisted of the following:
At June 30, 2002:
Equity securities - available for sale	$557,845	$495,807	$1,053,652	(a)
Other equity securities	6,771,420		6,771,420	(c)

(a)	Fair values for “Equity securities” available for sale are based upon quoted market prices at the reporting date.

(b)	The investment in the short-term tax-exempt mutual fund is pledged to the bank as collateral for the long-term bank debt of $5,000,000; interest earned from the fund is paid to the Company. Fair value is based upon quoted market price at the reporting date.

(c)	The Company holds shares and warrants in Chromagen, Inc., shares in Stamet, Inc., MetaProbe, Inc., Myricom, Inc. and Holl Technologies, Inc. that are classified as “Other equity securities”. The shares and warrants are not publicly traded and are carried at cost or adjusted cost. Certain of these securities are adjusted based on the equity method of accounting or based on management’s estimates reflecting reductions in value that are other than temporary. No quoted market prices are available for these securities.

Note 7.     Debt

     On August 1, 2002, the Company redeemed its $6,000,000 tax exempt Industrial Revenue Bond (“IRB”). In connection with the redemption of the IRB, the Company entered into a $5,400,000 five-year note with its bank that is collateralized by a $6,000,000 investment in a short-term tax-exempt municipal fund. The financing agreement requires that the value of the mutual fund be at least 91% of the outstanding balance. The note bears interest, payable monthly, at LIBOR plus 1.125%, is due on July 31, 2007 and has no prepayment penalties. The outstanding note balance at March 31, 2003 is $5,000,000.

     On July 2, 2002, the Company borrowed $2,000,000 from its bank against the short-term line of credit agreement to help finance the $3,500,000 purchase of business assets and routes and contracts of two bakery waste-recycling facilities located in California. The short-term line of credit agreement was renewed for another year in January 2003 and at March 31, 2003 there were no borrowings outstanding against the short-term line of credit agreement.

Note 8.     Comprehensive Income

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Comprehensive income consisted of the following:
Net income	$615,507	$11,120,480	$2,826,719	$11,859,818

Unrealized holding gains on securities available for sale arising during the period, net of income taxes	14,400	3,511,213	469,485	12,756,940
Reclassify gains realized from securities available for sale and included in net income, net of income taxes	—	(13,003,597)	—	(13,491,833)

Other comprehensive income (loss)	14,400	(9,492,384)	469,485	(734,893)

Comprehensive income	$629,907	$1,628,096	$3,296,204	$11,124,925

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003
(continued)

Note 9.     Income Taxes

     For the nine-month periods ended March 31, 2003 and March 31, 2002, the effective rate for income taxes is 35% and 37%, respectively, of the income before taxes. The determination of the income tax or benefit for income tax considers certain permanent differences between taxable income or loss and income or loss as reported using accounting principles generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income and loss before income taxes and the provision or benefit for income taxes. Certain realized tax benefits previously applied against routes and contracts are now being applied against the tax provision.

Note 10.     Business Segment Information

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenues:
Waste Material Recycling	$17,739,449	$13,019,758	$56,203,382	$42,915,935
Vocational School Group	1,832,612	1,640,385	5,318,120	4,506,405
Other	283,897	77,194	467,796	357,374

	$19,855,958	$14,737,337	$61,989,298	$47,779,714

Pre-tax Income (loss):
Waste Material Recycling	$1,637,014	$(783,966)	$5,920,487	$800,142
Vocational School Group	293,708	116,823	631,718	112,265
Other	31,983	10,129	63,575	124,164
Corporate general and administrative expenses	(1,083,882)	(776,548)	(3,603,786)	(2,581,421)
Other income and expense	(37,316)	18,963,042	1,295,725	20,261,668

	$841,507	$17,529,480	$4,357,719	$18,716,818

     The majority of investment and interest income is related to corporate level investment activities and gains on the sale of idle property.

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002:

     The Company had net income of $615,507, or $0.60 per share, for the third quarter ended March 31, 2003, compared to the prior year’s third quarter net income of $11,120,480, or $10.80 per share. During the third quarter of last year the Company recognized gains from the sale of investments of approximately $20,318,100, there were no sales of investments during the third quarter or first nine months of the current year. Total Company revenues for the third quarter ended March 31, 2003 were $19,855,958 compared to $14,737,337 for the comparable quarter last year. The 35% increase in revenues for the third quarter over the prior year’s comparable quarter was attributable to both the Waste Material Recycling and Vocational School segments.

     Waste Material Recycling segment sales for the current quarter increased approximately $4,719,700 or 36% over the comparable quarter last year. The increase was due primarily to a combination of an increase in sales of approximately $2,000,000 resulting from the purchase of the bakery waste recycling businesses on July 1, 2002, and to a 15% increase in the average selling price of recycled dried bakery products. Sales volume for the segment for the current quarter, excluding the two new plants, was slightly below last year’s volume. The increase in the average selling price is attributed to the volatility in the commodity market due to early reductions in the estimated volume of future corn crops compared to record corn crops produced during the past three years. Corn is an alternate substitute feed supplement that competes directly with our dried bakery product. The average price of corn for the current quarter was approximately $2.31 per bushel, or a 20% increase when compared to $1.93 per bushel for the comparable quarter last year and a slight decrease when compared to approximately $2.36 per bushel for the second quarter ended December 31, 2002. The Waste Material Recycling segment generated pre-tax income in the current quarter due primarily to higher average selling prices on increased volume, reduced raw material costs and continued production efficiencies from new capital equipment against an operating loss for the comparable quarter last year.

     Vocational School Group revenues increased 12% from the comparable quarter last year due primarily to an overall increase in enrollment at the schools and an increase in tuition fees charged to new students. The Vocational School Group had pre-tax income for both the current quarter and for the comparable quarter last year.

     General and administrative expenses for the Company increased 18% for the quarter ended March 31, 2003, as compared to the prior year quarter. The increase is due primarily to additional costs of approximately $97,000 associated with the bakery waste recycling plants acquired on July 1, 2002 and to increases in employee health benefit costs, workers’ compensation insurance, property, general liability and auto insurance. The remaining increases and decreases in expenses are not significant when viewed individually compared to the comparable quarter last year.

     Investment and other income for the quarter ended March 31, 2003, was $14,848 compared to $19,004,926 for the comparable quarter last year. Included in investment and other income for the comparable quarter last year were gains of approximately $20,318,100 from the sale of investment securities. Offsetting the investment and other income for the comparable quarter last year were losses of approximately $1,522,600 recognized primarily on other equity investments whose value management believed was permanently impaired and an investment accounted for by the equity method of accounting. During the current quarter losses of approximately $150,000 were recognized on an investment accounted for by the equity method of accounting. Interest income of approximately $120,600 from U.S. Treasury securities in the current quarter increased from $76,900 for the comparable quarter last year primarily due to a larger investment portfolio.

     Interest expense for the three months ended March 31, 2003, was $52,164 compared to $41,884 for the comparable quarter last year. The increase in interest expense is related to higher interest rates for the long-term bank note compared to lower interest rates for the tax-exempt industrial revenue bonds.

     SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2003 and 2002:

     The Company had net income of $2,826,719, or $2.76 per share, for the nine months ended March 31, 2003, compared to the previous year’s nine months net income of $11,859,818, or $11.52 per share. Included in net income for the current nine months is $1,480,780 of pre-tax investment and other income and $20,409,313 of pre-tax investment and other income for the comparable period last year. Total Company revenues for the nine months ended March 31, 2003 were $61,989,298 compared to $47,779,714 for the comparable period last year. The 30% increase in revenues for the current nine months over the prior year’s comparable period was attributable to increases in both the Waste Material Recycling and Vocational School segments.

     Waste Material Recycling segment sales for the current nine months increased $13,287,447 or 31% over the comparable period last year. The increase was due primarily to a combination of an increase in sales of approximately $6,000,000 resulting from the purchase of the bakery waste recycling businesses on July 1, 2002, and to a 21% increase in the average selling price of recycled dried bakery products. For the current nine months, sales tonnage for the segment excluding the two new plants was slightly above last year’s volume. The increase in average selling price is attributed to the volatility in the commodity market due to early reductions in the estimated volume of future corn crops compared to record corn crops produced during the past three years. Corn is an alternate substitute feed supplement that competes directly with our dried bakery product. The average price of corn for the nine months was approximately $2.37 per bushel compared to $1.93 per bushel for the comparable nine months last year, an increase of 24%. The Waste Material Recycling segment generated pre-tax profit in the current nine months due primarily to higher average selling prices on increased volume, reduced raw material costs and improved production efficiencies from new capital equipment. The segment also generated a pre-tax profit during the comparable nine months last year.

     Vocational School Group revenues increased 18% from the comparable nine months last year due primarily to increased enrollment at the schools and increased tuition fees charged to new students. The Vocational School Group had operating income for both the current nine months and for the comparable nine months last year.

     General and administrative expenses for the Company increased 16% for the nine months ended March 31, 2003, as compared to the prior year nine months. The increase is due primarily to bonuses paid to executive management based upon the Company’s financial performance; the additional costs of approximately $246,000 associated with the acquisition of the two new bakery waste recycling plants acquired on July 1, 2002 and to the increases in employee health benefit costs, workers’ compensation insurance, auto, property, and liability insurance. The remaining increases and decreases in expenses is not significant when viewed individually compared to the comparable period last year.

     Investment and other income for the nine months ended March 31, 2003, was $1,480,785 compared to $20,409,313 for the comparable nine months last year. Included in investment and other income for the current year nine months were gains of approximately $1,538,000 from the sale of idle property and equipment in the Waste Material Recycling operations compared to the comparable period last year that included gains of approximately $21,081,000 from the sale of investment securities and approximately $649,000 from the sale of idle property and equipment in the Waste Material Recycling operations. Interest income of approximately $404,100 from U.S. Treasury securities comprised most of the remainder of investment income in the current nine months compared to approximately $291,800 for the comparable nine months last year. The increase in interest income was primarily due to a larger interest bearing investment portfolio offset by lower interest rates. Offsetting the above investment and other income during the current nine months was losses of approximately $461,000 recognized on an investment accounted for by the equity method of accounting compared to losses of approximately $1,612,600 for the comparable period last year recognized primarily on other equity investments whose value management believed was permanently impaired and an investment accounted for by the equity method of accounting.

     Interest expense for the nine months ended March 31, 2003, was $185,060 compared to $147,645 for the comparable nine months last year. The increased interest is related to both the short-term and long-term bank financing during the current year at slightly higher interest rates compared to the lower long-term tax-exempt rates from Industrial Revenue Bond financing.

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
(continued)

LIQUIDITY AND CAPITAL RESOURCES

     We have used our cash principally to fund our purchases of business assets, capital equipment, investment securities, treasury stock, repayment of debt, dividends and for working capital needs. We funded our cash requirements principally from operations. During the current nine months we borrowed $7,400,000 from our bank; $2,000,000 from our short-term bank line of credit to help finance the purchase of assets and routes and contracts from two bakery waste material recyclers in California and $5,400,000 on a five-year note to help finance the redemption of the $6,000,000 Industrial Revenue Bond. We repaid the $2,000,000 short-term bank line of credit and $400,000 on the five-year note during the current nine months. During the current nine months we expended $7,592,508 for capital projects primarily within the Waste Material Recycling segment. Our working capital ratio of 2.4 to 1 at March 31, 2003 decreased when compared to the June 30, 2002 ratio of 2.8 to 1. The change in components of working capital is mainly attributed to the reduction in Cash and cash equivalents and treasury securities and increases in accounts payable and other current liabilities. The majority of the decrease in cash and cash equivalents and treasury securities went from current to long-term when the Company purchased an investment of $6,000,000 in a Short-term Tax-exempt Mutual Fund that is being used as collateral on the original $5,400,000 five-year bank note. Capital expenditures for fiscal 2003 are currently estimated to be between $9,000,000 and $11,000,000 depending upon when some of the new capital projects are started. Capital expenditures for fiscal 2004 are estimated to be between $7,000,000 and $9,000,000. The majority of capital expenditures are primarily for the Waste Material Recycling segment for new plant facilities. One plant in Texas that will replace two existing facilities is currently under construction. The other plant in New Jersey scheduled to begin construction in the next quarter will replace an aging leased facility. The cost of each new facility is estimated to be between six and seven million dollars. The Company believes that the combination of cash on hand, treasury securities and cash flow expected to be generated from operations will be sufficient to fund planned investments and working capital requirements through fiscal 2003. The Company is currently reviewing its options to finance one or both of the new plant facilities through state tax-exempt Industrial Revenue Bonds or long–term bank loans taking advantage of current low interest rates.

     Subsequent to March 31, 2003, the Company using its bank line of credit, issued an Irrevocable Letter of Credit for $200,000 to a state Workers’ Compensation Self-Insurance program. The Letter of Credit is a guarantee to the state that funds will be available to pay claims for workers’ compensation injuries in the event the Company defaults on its liabilities. The Company elected to become self-insured in certain states due to escalating workers’ compensation insurance costs. The Company believes that being self-insured will result in lower costs.

INCOME TAXES

     For the nine month period ended March 31, 2003 and the comparable nine-month period last year the effective rate for income taxes is approximately 35% and 37%, respectively of pre-tax income. The determination of the provision or benefit for income taxes considers certain permanent differences between taxable income and income as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income before income taxes and the provision for income taxes. Certain realized tax benefits previously applied against routes and contracts are now being applied against the tax provision.

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

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
(continued)

NEW ACCOUNTING STANDARDS (continued)

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not believe that the adoption of the standard will have a significant impact on the Company’s financial statements.

     In November 2002, the FASB issued Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of periods ending after December 15, 2002. Management believes that the adoption of FIN 45 will not have a material impact on the Company’s consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AND
DISCLOSURE CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

     The Company’s primary market risk results from the commodities market where corn is a substitute for its dried bakery products as an alternative feed supplement for animals. The Company also acquires its raw material sources from bakeries and other vendors typically under contract and priced to follow the corn commodities market. As a result, when corn prices are low the Company must lower its selling prices to compete with alternative feed supplements and the cost of raw material supplies typically will decrease following the lower corn prices. However, competition for raw material suppliers is often more competitive in major market areas where the cost of raw materials increases in order to maintain adequate supplies of materials for production. The average price of corn over the last 25 years is approximately $2.50 per bushel. During our past five fiscal years the average price of corn was $1.94, $1.80, $1.90, $2.01 and $2.54, in 2002, 2001, 2000, 1999 and 1998, respectively. Fiscal years 1999 through 2002 registered record corn crops depressing corn prices from the average of $2.50 per bushel. The average price of corn for the first nine months of the current year has increased to $2.37 per bushel based upon a lower projected corn crop by the Department of Agriculture due to drought conditions in the corn producing states during the planting season.

     The Company maintains cash and cash equivalents and liquid securities that expose the Company to interest rate risk and market risk. The Company minimizes its risk by investing its cash primarily in short-term U.S. Treasury bill and long-term Treasury notes. Additionally, the Company invested $6,000,000 in a Short-term Tax-Exempt Mutual Fund that is pledged as collateral for its long-term bank loan. Due to the nature of the short-term tax-exempt securities held, the Mutual Funds value historically does not fluctuate like the securities market retaining most of its original cost basis.

     The Company, with respect to interest rate risk exposure on its debt, has elected to reduce its market risk by entering into LIBOR interest rate contracts on a long-term basis. Currently the Company has entered into a one year LIBOR contract of 2.9%, plus 1.125% for the interest on its five-year bank note.

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

PART II. OTHER INFORMATION
SCOPE INDUSTRIES AND SUBSIDIARIES

Item 2. Increases and Decreases in Outstanding Securities and Indebtedness.

     Increases and decreases in outstanding equity securities in the nine months ending March 31, 2003, were as follows:

Common Stock
No Par Value

Shares outstanding June 30, 2002	1,029,267
Shares purchased and retired during the nine months	(10,658)

Shares outstanding March 31, 2003	1,018,609

     A corporate resolution requires the retirement of all reacquisitions of common stock. During the nine months ended March 31, 2003, the Company purchased and retired 10,658 shares of common stock at a cost of $685,070.

Item 5. Other Information.

     On January 3, 2003, the Company paid a regular dividend of $1.00 per share on 1,023,167 outstanding shares of common stock.

Item 6. Exhibits and Reports on Form 8-K.

(A)	Exhibits:

99.1 Certification of Chief Executive Officer

99.2 Certification of Chief Financial Officer

(B) No Form 8-K was filed for the quarter ended March 31, 2003.

PART II. OTHER INFORMATION (continued)
SCOPE INDUSTRIES AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOPE INDUSTRIES

(Registrant)

Dated: May 12, 2003	/s/ Eric M. Iwafuchi Eric M. Iwafuchi, Vice President
Chief Financial Officer and Secretary

Certification

I, Meyer Luskin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Scope Industries;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ Eric M. Iwafuchi Eric M. Iwafuchi Vice President, Chief Financial Officer & Secretary