Form 10-K
period 2003-06-30
SCOPE INDUSTRIES
filed 2003-09-25
CIK 87864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

-OR-

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-3552

SCOPE INDUSTRIES

(Exact name of Registrant as specified in its charter)

California	95-1240976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) [  ] Yes [X] No

Aggregate value of the Common Stock held by non-affiliates based on the average of the bid and asked price of the Common Stock as of the last trading of the second quarter: $27,995,854.

The number of shares of registrant’s common stock outstanding as of September 12, 2003 was 998,691.

Documents Incorporated By Reference:

Part of Form 10-K into which
Document	Document incorporated

Annual Report to Shareowners for the fiscal year ended June 30, 2003	Parts I, II, and IV

Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2003	Parts III and IV

FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended June 30, 2003

SCOPE INDUSTRIES

PART I

Item 1. Business

          Except for the historical information contained in this Annual Report on Form 10-K, the information contained herein constitutes forward looking information within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular statements about the Company’s plans, strategies, and prospects. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate” or similar words, are based on the Company’s current beliefs, expectations and assumptions as reflected therein, and are not guarantees of performance. The Company disclaims any obligation to update such forward-looking information. The Company’s actual results and financial performance may prove to be very different from what the Company might have predicted on the date of this Annual Report on Form 10-K.

General Development and Description of Business

          The Company was organized and incorporated in the State of California on February 8, 1938. The term “Company” for purposes of this Item 1 includes the subsidiaries of the Company, unless the content discloses otherwise. The Company and its subsidiaries have organized its business into principally two business segments: (1) Waste Material Recycling and (2) Vocational Beauty Schools.

Operating Segments

Waste Material Recycling Segment

          In this business segment, the Company operates plants for the collection and processing of bakery waste materials into a food supplement for animals. The Company currently operates a total of 13 manufacturing facilities throughout the United States under the names of Dext Company, International Processing Corporation (“IPC”), Recycle to Conserve and ReConserve that produce animal food supplement. Principal customers are poultry farms, dairies, feed lots and pet food manufacturers. The Company also owns and operates a plant in Vernon, California under the name Topnotch Foods, where certain bakery waste material is processed and converted into edible breadcrumbs for human consumption. Its principal customers are pre-packaged and restaurant supply food processors. The waste material recycling segment is dependent upon the Company’s ability to secure surplus and waste material, which it does mostly under both short and long-term contracts with bakeries and snack food manufacturers. The competition for securing the waste and surplus material is widespread and intensive especially within the major metropolitan areas. The Company is not dependent upon a few significant suppliers for its raw materials nor is the Company dependent upon a few significant customers for sale of it’s finished products that are considered as a commodity.

          The market value of bakery waste material recycled into animal food supplement products is directly tied to commodity prices, primarily corn and some animal grade fat items that are alternatives to the Company’s finished product. As such, the selling price of the Company’s product is directly correlated to the selling prices of the related commodity items. Corn commodity prices and the Company’s average unit selling prices were both approximately 20% higher in fiscal 2003 than they were in the prior fiscal year while sales tonnage volume for fiscal 2003 increased 11% from the prior year primarily due to the acquisition of two waste material recycling business in July 2003. Historically, corn prices have averaged $2.50 per bushel. Corn prices averaged $2.37, $1.94 and $1.80 during fiscal 2003, 2002 and 2001, respectively, reaching a low of $1.49 during August of 2000. Corn prices for the months of July and August 2003 averaged $2.13 and $2.16 per bushel, respectively. The decreasing corn prices reflect the Department of Agriculture’s August 2003 increased estimate of the current corn crop being planted in the Midwest.

          The Waste Material Recycling segment contributed 91%, 90% and 91% of the sales and revenues of the Company for fiscal years 2003, 2002 and 2001, respectively. The Waste Material Recycling segment operated at a profit for fiscal 2003 and losses for fiscal years 2002 and 2001 after considering allocation of corporate general and administrative overhead expenses.

          Capital expenditures for the Waste Material Recycling segment were $10,099,378 and represented 99% of the Company’s total capital expenditures for fiscal 2003. In fiscal 2002 and 2001, capital expenditures for the Waste Material Recycling segment were $12,144,370 (97%) and $9,429,531 (99%), respectively. The Company’s new bakery waste recycling facility in Georgia became operational in January of fiscal 2002 and was partly financed through the issuance in fiscal 2000 of $6,000,000 in tax exempt Industrial Revenue Bonds that were redeemed in the current year. The new plant near Atlanta, Georgia replaced two existing plants, one of the plants was sold during fiscal year 2002 and the other is currently for sale. In fiscal 2003 the Company sold an idle waste material recycling facility in California realizing a gain of approximately $1,387,500. In fiscal 2002, the Company sold an idle waste material recycling facility in New Jersey and realized a gain from the sale of approximately $624,400.

Item 1. Business. (continued)

          Capital expenditures for expansion and modernization of existing bakery waste material recycling operations are expected to continue for the next few years. The Company plans to complete two new plants within the next fiscal year. One plant will replace two facilities that are operating within the same geographical area in Texas and the other will replace an old plant that is being leased in New Jersey. Cash flows from operations, proceeds from the sale of idle properties and liquid instrument holdings are expected to be sufficient to meet fiscal 2004 and 2005 capital expenditures and operating cash requirement needs without incurring additional debt. However, due to the large cash requirements of building the two new plants, the Company is in process of obtaining approval from the various governmental agencies to issue two separate $5 million tax-exempt Industrial Revenue Bonds to partially finance each of the new plant constructions. The Company will also consider other types of financing that would be beneficial to the Company’s financial position.

Vocational Beauty School Segment

          Scope Beauty Enterprises, Inc., doing business as Marinello Schools of Beauty, is comprised of 13 vocational beauty schools where cosmetology and manicuring are taught. The schools are located in southern California and Nevada. At its vocational beauty schools, the Company enrolls students who pay tuition to learn to become a cosmetologist or manicurist. Vocational programs and Federal grants are also utilized for the students’ tuition. In addition, members of the public patronize the schools for hair styling and other cosmetology services that are performed by students. There usually are competitive schools available to the public near each of the Company’s schools.

          This segment has contributed 9%, 10% and 9% of the Company’s total revenues for the past three years. In fiscal 2003 and 2002 the segment was profitable and in fiscal 2001 the segment operated at a loss .

          Capital expenditures for the Beauty schools were not significant. In fiscal 2003, 2002 and 2001 capital spending was $76,245, $409,542 and $76,672, respectively. Capital spending for the Beauty schools is primarily for leasehold improvements on new and existing school locations.

Other Business

          The Company owns various oil and gas royalty and working interests. Oil and gas revenues represent less than 1% of total sales and revenues in fiscal years 2003, 2002, and 2001.

          The Company owns various properties that are no longer being used and has offered them for sale. These properties are located as follows: 207 acres of unimproved real estate in Ventura County, California, land and building located in Lodi, California and Lake City, Georgia. In fiscal 2003, the Company sold property in California that was not being utilized realizing a gain for the sale of approximately $1,387,500. In fiscal 2002, the Company sold property in New Jersey and Georgia that were not being used realizing gains from the sales of approximately $624,400. In fiscal 2001, the Company sold property in California and Arizona that were not being used realizing gains from the sales of approximately $768,600. The Company owns and manages various marketable and non-marketable securities, U.S. Treasury Securities and other short-term investments. The Company owns a $6,000,000 short-term tax-exempt mutual fund, a portion of which is pledged as collateral for a bank loan.

          Investment income consists primarily of interest income and gains or losses on the sale of marketable securities. At June 30, 2003 and June 30, 2002, the Company held $6,506,000 and $14,508,000 par value respectively, in U.S. Treasury Bills maturing in less than one year and held $4,000,000 in U.S. Treasury Notes at June 30, 2002. In fiscal 2003, 2002 and 2001, interest income from Treasury and Money Market obligations amounted to approximately $509,000, $459,000 and $1,373,800, respectively. There were no sales of securities in fiscal 2003. Net gains from the sale of securities of $21,080,990 and $352,160 were recognized in fiscals 2002 and 2001, respectively. The Company recognized losses on securities whose decline in value was deemed to be other than temporary of $353,846 and $1,343,430 in fiscals 2003 and 2002, respectively, and recognized losses of $638,800, $409,425 and $116,847 based upon the equity method of accounting for an investment in fiscal 2003, 2002 and 2001, respectively. In fiscal 2001, the Company recognized a loss from impairment of assets of $1,021,832 related to the closure of two plants in Georgia.

Risk Factors

          Any investment in the Company will be subject to risks inherent to the Company’s business. Before making an investment decision in the Company, you should carefully consider the risks described below together with all of the other information included in or incorporated by reference into this report. If any of the events described in the following risk factors actually occurs, the Company’s business, financial condition or results of operations could be harmed. If any of these events occurs, the trading price of the Company’s common stock could decline and you may lose all or part of your investment.

Item 1. Business. (continued)

Industry: Price and Competition

          The market value of Bakery Waste Material recycled into animal food supplement products is directly tied to commodity prices of corn and some animal grade fat items that are alternatives to our finished product. As such, the sales price of the Company’s products is directly correlated to the selling prices of the related commodity items. Over the last 22 years corn prices have averaged $2.42 per bushel. The prior three fiscal years have seen the price of corn at its lowest level since 1987 when corn averaged $1.55 per bushel. In fiscal 2003 the corn price averaged $2.37 per bushel; fiscal 2002 corn prices averaged $1.94 per bushel; and, fiscal 2001 corn prices averaged $1.80 per bushel due to record harvests of corn. In July 2003, the forecast for the American corn crop was increased by the Agricultural Department due to good planting conditions and the number of acres being planted during the early planting stages in the “corn-belt” of the Midwest. As a result, the average price of a bushel of corn has been decreasing based upon speculation that there would be a surplus in the corn crop compared to record crops in the prior four years. The average price per bushel of corn for the months of July and August 2003 was $2.13 and $2.16, respectively. Increasing or decreasing corn prices will not only be reflected in the sales price of the Company’s finished product but the Company is also impacted from the Company’s raw material sources as many of the contracts with the bakeries are based upon a sliding scale with the price of corn being the determining factor. Accordingly, the Company’s profitability will be affected by fluctuations in the prevailing market prices of corn. A significant decrease in the market price of the Company’s finished products would have a material adverse effect on the Company’s profitability and cash flow.

          The Company is subject to environmental and safety laws and regulations governing air quality emissions standards with requirements varying between the different states in which the Company does business. From time to time, the Company has been notified of violations of environmental regulations. The Company attempts to correct these violations promptly without any material impact on the Company’s operations. In addition, the Company may be required to incur significant additional costs to comply with environmental laws and regulations in the future. These costs, and any future violations or liability under environmental laws or regulations, could have an adverse effect on the Company’s business, financial condition and results of operations.

          State government legislates requirements for licensing of beauticians and manicurists who are trained at the Company’s beauty schools. Federal and state government, through its educational assistance programs, provide much of the money that enables the students to obtain the training. Should the federal or state government change its directions towards licensing requirements or reduce its student educational assistance programs, the beauty schools would be severely impacted financially.

Impact of Environmental Protection Measures

          Certain of the Company’s activities are affected by federal, state and/or local air and water pollution control regulations. Compliance with the regulations has required the purchase and installation of pollution abatement equipment and adjustment of production procedures. The Company has followed a policy of regular expenditures to assure compliance with such regulations. Air pollution control equipment that exceeded current air quality standards was installed during fiscal 2003 at two production facilities at a cost of approximately $1,250,000. Air pollution equipment installed in two production facilities in fiscal 2002 cost approximately $2,250,000 and in fiscal 2001 costs of approximately $750,000 for air pollution equipment was expended. The Company must also comply with the United States Department of Transportation (USDOT), as well as local and state agencies, which regulate the operations of the Company’s commercial vehicles. Such rules and regulations may influence the Company’s operating results at one or more facilities. There can be no assurance that the Company will not incur material costs and liabilities in connection with such regulations.

The Company is dependent on natural gas

          The operations of the Company are highly dependent upon the use of natural gas in the processing of bakery waste material into dried bakery products. A material increase in natural gas prices over a sustained period of time could adversely affect the Company’s financial condition and results of operations.

Key Personnel

          The Company’s success depends to a significant extent upon, a number of key employees, including members of senior management. The loss of the services of one or more of these key employees could have a material adverse effect on the Company’s business. The Company believes that its future success will depend in part on its ability to attract, motivate and retain skilled technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting, motivating and retaining key personnel. The failure to attract, hire and retain such personnel could have a material adverse effect on the Company’s business and results of operations.

Competition

          Management of the Company believes that the most competitive aspect of the business is the procurement of raw materials rather than the sale of finished products. During the last five years, pronounced consolidation within the bakery industry has resulted in fewer and more efficient bakery operations. Simultaneously, the numbers of smaller bakeries, which have historically been a dependable source of raw materials, have decreased. The Company has competitors in almost every state where the Company operates a processing facility. The Company estimates that the Company’s market share is over 50% of the available bakery waste recycling market. Financial information is not readily available for the bakery waste recycling industry as all of the Company’s competitors are privately held. The Company knows of three major competitors with full processing facilities that operate within the same geographical area as the Company.

          The Company maintains a sales office that manages the Company’s sales of dried bakery products. The Company does not advertise its products since there are so few manufacturers of dried bakery products. In selling its finished products, the Company faces competition from other dried bakery recyclers and from corn, a product that can be substituted in the formulation of feed for various animals. Consequently, the price of dried bakery products fluctuates with the substitute corn commodity. The selling price for dried bakery products is impacted mainly by the worldwide supply of corn and consumer demand for poultry, beef or pork.

Other Equity Investments

          The Company invests from time to time in companies that are in the early stages of development. The Company values these investments at cost, adjusted cost reflecting managements estimated value of other than temporary losses, or reflected by the equity method of accounting. Unrealized losses from these investments were $992,646, $1,752,855 and $116,847 in fiscal 2003, 2002 and 2001, respectively. There is no certainty that the Company will recover its investment in these companies; however, management believes that the overall investment should be recovered in the long-term.

Increasing debt

          The Company is planning on borrowing an additional $10,000,000 in tax-exempt Industrial Revenue Bonds to help finance the building of two new processing facilities in New Jersey and Texas. In the event that the Company is not successful in obtaining the financing, the Company’s cash position would be adversely affected. The Company would be required to use a substantial portion of its cash and cash flows from operations to pay current indebtedness, capital expenditures and reducing the availability of its cash flow to fund working capital and other general corporate purposes.

Dividends

          The Company has paid dividends on its common stock over the past 10 years. The payment of any dividend by the Company on its common stock in the future will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, capital requirements, the Company’s general financial condition and general business conditions.

Volatility of Share price

          The market price of the Company’s common stock has been subject to volatility, and in the future, the market price of the Company’s common stock could fluctuate widely in response to numerous factors, many of which are beyond the Company’s control. These factors include among other things, actual or anticipated variations in the Company’s operating results, earning releases by the Company, sales of substantial amounts of the Company’s common stock, market conditions in the industry and the general state of the securities markets, governmental legislation or regulations, as well as general economic conditions.

Seasonality

          The amount of raw materials made available to the Company by its suppliers is relatively stable throughout the year.

Employees and Labor Relations

          The Company (including its subsidiaries) employs approximately 400 individuals, all of whom are located in the United States. Only one of the Company’s subsidiaries is subject to collective bargaining arrangements. Management believes that the Company’s relations with its employees are satisfactory.

Available Information

          The Company is subject to the informational requirements of the Securities Exchange Act of 1934 that require the Company to file electronically, reports, proxy and information statements, and other information with the

Securities and Exchange Commission (SEC). The public may read and copy the Company’s filings with the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public can obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company files electronically with the SEC. The Company makes available free of charge, its Annual Report, Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after, and in any event on the same day as, such material is electronically filed with or furnished to the SEC. The address for the Company’s investor relations is 233 Wilshire Boulevard, Suite 310, Santa Monica, California 90401.

Sarbanes-Oxley Act of 2002

          On July 30, 2002 President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley contains reforms of various business practices and numerous aspects of corporate governance. Although a number of these requirements have been implemented, a number of proposed and final rules are pending and anticipated to be issued during the remainder of 2003 and beyond. The following is a summary of certain key provisions of Sarbanes-Oxley.

          In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require pre-approval by the company’s audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for partner rotation after a period of time. Sarbanes-Oxley requires the chief executive officer and chief financial officer, or their equivalent, to certify to the accuracy of the periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willing violate this certification requirement. In addition, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself. The Company incurred costs as follows: Audit Related Fees - $105,000 and All other fees - $65,000 for the fiscal year ended June 30, 2003.

          Under this new law, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules or regulations) are restricted. In addition, the legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Director and executive officers reporting changes in ownership in a company’s securities must now report within two business days of the change.

          Sarbanes-Oxley also increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm”. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the company. In addition, companies will be required to disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the SEC) and if not, why not. A company’s registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if the company’s chief executive officer, chief financial officer, controller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified account engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Company’s audit committee members are independent as set forth under Section 301 of Sarbanes-Oxley and the Company has one “financial expert”, as defined under Section 407 of Sarbanes-Oxley and meets the requirements of the criteria set forth by the SEC’s proposed definition of a financial expert, who serves on the audit committee.

          Sarbanes-Oxley also requires the SEC to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to stockholders. The law requires the Company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

          Although the Company anticipates that it will incur additional expense in complying with the provisions of Sarbanes-Oxley and resulting regulations, management does not expect that such compliance will have a material impact on the Company’s financial condition or results of operations.

Item 2. Properties

Principal properties owned by the Company are listed below:

Location	Function

Waste Material Recycling Segment:
Los Angeles, CA	Processing Plant
Vernon, CA	Processing Plant
Denver, CO	Processing Plant
Hodgkins, IL	Processing Plant
Kansas City, KS	Processing Plant
Baltimore, MD	Processing Plant
Fairfield, OH	Processing Plant
Dallas, TX	Processing Plant
Mt. Pleasant, TX	Processing Plant
Flowery Branch, GA	Processing Plant

Under Construction:
Dallas, TX	Processing Plant
Perth Amboy, NJ	Processing Plant

Available for Sale:
Lake City, GA	Processing Plant
Lodi, CA	Collection Depot
Somis, CA	Unimproved Land

Principal properties leased by the Company are listed below:

Location	Function

Waste Material Recycling Segment:
Ontario, CA	Processing Plant
Stockton, CA	Processing Plant
Terre Haute, IN	Processing Plant
Carteret, NJ	Processing Plant

Vocation School Group Segment:
Eleven Southern California Locations	Beauty Schools
Two Las Vegas Area, Nevada Locations	Beauty Schools

Executive and Administrative Office:
Santa Monica, CA

          The Company’s plants are equipped with machinery that is owned and is in part developed to meet the special requirements for recycling bakery waste material. The Company believes that its existing properties are in good condition and suitable for the conduct of the Company’s business. At the end of fiscal 2003, the Company was productively utilizing the vast majority of the space in the Company’s facilities, while actively disposing of facilities determined to be in excess.

          The Company occupies certain facilities and operates a portion of its transportation equipment under long-term leases. Future minimum rental payments required under non-cancelable operating leases having lease terms in excess of one year are:

For the years ending June 30,

2004	$1,093,600
2005	912,300
2006	722,200
2007	641,700
2008	422,200
Thereafter	988,900

Total minimum lease payments	$4,780,900

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

Item 4. Submission of Matters to a Vote of Security Holders

          During the fourth quarter of the fiscal year ended June 30, 2003, no matters were submitted to a vote of the shareowners of the Company, either through the solicitation of proxies, or otherwise.

PART II

Item 5. Market for the Company’s Common Stock and Related Stockholder Matters

          Reference is made to the information with respect to the principal market on which the Company’s common stock is being traded, and the high and low sales prices for each quarterly period for the last two fiscal years set forth on page 2 and outside back cover of the Company’s 2003 Annual Report to Shareowners and, by reference, such information is incorporated herein.

          The number of holders of record of the Company’s common stock as of August 29, 2003, based on a listing of the Company’s Transfer Agent, was 70.

          Reference is made to the information regarding the dividends declared during the past two years with respect to the Company’s common stock set forth on page 2 of the Company’s 2003 Annual Report to Shareowners and, by reference, such information is incorporated herein. Dividends of $1.00 per share were paid in January 2003 and January 2002.

Item 6. Selected Financial Data

          Reference is made to the financial data with respect to the Company set forth on the inside front cover of the Company’s 2003 Annual Report to Shareowners and, by reference, such financial data is incorporated herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 3 to 7, of the Company’s 2003 Annual Report to Shareowners and, by reference, such information is incorporated herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

          Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 3 to 7, of the Company’s 2003 Annual Report to Shareowners and, by reference, such information is incorporated herein.

Item 8. Financial Statements and Supplementary Data

          The following consolidated financial statements of the Company and its subsidiaries included in its Annual Report to Shareowners for the year ended June 30, 2003 are incorporated herein by reference:

Consolidated Balance Sheets — June 30, 2003 and 2002.
Consolidated Statements of Operations — Years ended June 30, 2003, 2002 and 2001.
Consolidated Statements of Cash Flows — Years ended June 30, 2003, 2002 and 2001
Consolidated Statements of Shareowners’ Equity — Years ended June 30, 2003, 2002 and 2001
Consolidated Statements of Comprehensive Income — Years ended June 30, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Unaudited Quarterly Financial Data shown on page 2 of the Company’s 2003 Annual Report to Shareowners for the years ended June 30, 2003 and 2002 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          The Company did not change accountants and there were no disagreements on any matters involving accounting principles or financial statement disclosures during the two-year period ended June 30, 2003.

Item 9A. Controls and Procedures

          Disclosure of the conclusions of the Company’s principal executive and principal financial officers regarding the effectiveness of the Company’s controls and procedures contained in the Annual Report to Stockholders is incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant

          The information required by this item will appear in the section entitled “Directors and Executive Officers of the Registrant” included in the Company’s definitive Proxy Statement to be filed on or before September 23, 2003, relating to the 2003 Annual Meeting of Shareowners, which information is incorporated herein by reference.

Item 11. Executive Compensation

          The information required by this item will appear in the section entitled “Executive Compensation” included in the Company’s definitive Proxy Statement to be filed on or before September 23, 2003, relating to the 2003 Annual Meeting of Shareowners, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

          The information required by this item will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s definitive Proxy Statement to be filed on or before September 23, 2003, relating to the 2003 Annual Meeting of Shareowners, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

          The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” included in the Company’s definitive Proxy Statement to be filed on or before September 23, 2003, relating to the 2003 Annual Meeting of Shareowners, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

          The information required by tis item will appear in the section entitled “Report to Audit Committee” included in the Company's definitive Proxy Statement to be filed on or before September 23, 2003, relating to the 2003 Annual Meeting of Shareowners, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	The following financial statements of the Company, together with the Independent Auditors’ Report, included as part of the Company’s 2003 Annual Report to Shareowners, on pages 8 through 25 thereof, are incorporated by reference and filed herewith as part of Item 8 of this report:

Independent Auditors’ Report.
Consolidated Balance Sheets at June 30, 2003 and 2002.
Consolidated Statements of Operations for the years ended June 30, 2003, 2002 and 2001.
Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001.
Consolidated Statements of Shareowners’ Equity for the years ended June 30, 2003, 2002 and 2001.
Consolidated Statements of Comprehensive Income for the years ended June 30, 2003, 2002 and 2001.
Notes to Consolidated Financial Statements.

(2)	Independent Auditors’ Report on Schedules.

(3)	Financial Statement Schedule.

Schedule II: Valuation and Qualifying Accounts

All other schedules have been omitted as they are not applicable, not material or the required information is given in the financial statements or notes thereto.

(b)	Company did not file any reports on Form 8-K during the fourth quarter ended June 30, 2003.

(c)	Exhibits:

(3.1)	Company’s Restated Articles of Incorporation that was Exhibit No. 3.1 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1989, is incorporated herein by this reference.

(3.2)	Company’s By-laws as amended was filed as Exhibit 3.2 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, is incorporated herein by this reference.

(10)	Material Contracts:

(10.1)	1992 Stock Option Plan, reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (File No. 33-47053), and by reference such information is incorporated herein by this reference.

(10.2)	Scope Products, Inc., 2000 Non-Qualified Stock Incentive Stock Option Plan was filed as Exhibit 10.2 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, is incorporated herein by this reference.

(13)	Annual Report to Shareowners

(21)	Subsidiaries of Company

(22)	Proxy Statement for the Annual Meeting of Shareowners to be held on October 28, 2003, which was filed with the Securities and Exchange Commission on September 19, 2003, and by reference such information, is incorporated herein in response to the information called for by Part III (ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11, EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

(23)	Independent Auditors’ Consent

(31.1)	Certification Chief Executive Officer, Section 302
(31.2)	Certification Chief Financial Officer, Section 302
(32.1)	Certification Chief Executive Officer, Section 906
(32.2)	Certification Chief Financial Officer, Section 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOPE INDUSTRIES

By	/s/ Eric M. Iwafuchi	September 23, 2003
	Eric M. Iwafuchi	Date
Vice President-Finance, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Meyer Luskin	Chairman of the Board, President,	September 23, 2003
Chief Executive Officer and
Meyer Luskin	Director

/s/ Eric M. Iwafuchi	Vice President-Finance, Chief	September 23, 2003
Financial Officer and Secretary
Eric M. Iwafuchi	(Principal Financial Officer)

/s/ Rudy M. Alvarez	Controller	September 23, 2003
(Principal Accounting Officer)
Rudy M. Alvarez

/s/ Babette E. Heimbuch	Director	September 23, 2003
Babette E. Heimbuch

/s/ Robert Henigson	Director	September 23, 2003
Robert Henigson

/s/ William H. Mannon	Director	September 23, 2003
William H. Mannon

/s/ Franklin Redlich	Director	September 23, 2003
Franklin Redlich

INDEPENDENT AUDITORS’ REPORT

Board of Directors and
    Shareowners
Scope Industries
Santa Monica, California

We have audited the consolidated financial statements of Scope Industries and subsidiaries as of June 30, 2003 and 2002 and for each of the three years in the period ended June 30, 2003 and have issued our report thereon dated September 8, 2003; such financial statements and report are included in the 2003 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Scope Industries and subsidiaries, listed in Item 15 (a) (3). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based upon our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Los Angeles, California
September 8, 2003

SCOPE INDUSTRIES AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
JUNE 30, 2003

	Balance at	Charged to			Balance at
	Beginning	Cost and			End of
Description	of Period	Expenses	Deductions		Period

Year Ended June 30, 2003:
Allowance for doubtful accounts-Accounts receivable	$646,285	$(3,277)	$117,468	(a)	$525,540
Year Ended June 30, 2002:
Allowance for doubtful accounts-Accounts receivable	$691,283	$77,647	$121,724	(a)	$646,285
Year Ended June 30, 2001:
Allowance for doubtful accounts-Accounts receivable	$645,903	$155,144	$109,764	(a)	$691,283

(a)	Reduction to the allowance for uncollectible accounts written off.