Form 10-Q
period 2003-09-30
SCOPE INDUSTRIES
filed 2003-11-13
CIK 87864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

-OR-

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________;

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

[ X ] Yes [   ] No

Indicate by check mark whether the registrant is an acceerated filer (as defined in Rule 12b-2 of the Exchange Act)

[   ] Yes [ X ] No

The number of shares of registrant’s common stock outstanding at November 1, 2003 was 998,691.

SCOPE INDUSTRIES AND SUBSIDIARIES

INDEX

		Page
Part I. Financial Information:
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets - September 30, 2003 and June 30, 2003	3
	Consolidated Statements of Operations - Three Months Ended September 30, 2003 and 2002	4
	Consolidated Statements of Cash Flows - Three Months Ended September 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6-9
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	10-11
Item 3.	Qualitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12
Part II. Other Information:
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13
	Signatures	14

PART I. FINANCIAL INFORMATION
SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$12,068,841	$7,132,957
Treasury bills available for sale-at fair value	1,994,737	6,495,054
Accounts and notes receivable, less allowance for doubtful accounts of $545,081 at September 30, 2003 and $525,540 at June 30, 2003	5,233,616	5,049,924
Inventories	1,133,065	853,613
Deferred income taxes	588,800	737,000
Prepaid expenses and other current assets	1,285,711	1,570,669

Total current assets	22,304,770	21,839,217

Notes Receivable	558,622	553,794

Assets Held for Sale, net	797,660	805,480

Property and Equipment:
Machinery and equipment	62,026,100	59,243,580
Land, buildings and improvements	20,923,974	20,604,736

	82,950,074	79,848,316
Less accumulated depreciation and amortization	41,212,429	39,636,554

	41,737,645	40,211,762

Collection Routes and Contracts, less accumulated amortization of $9,144,435 at September 30, 2003 and $9,093,007 at June 30, 2003	502,858	554,286

Other Assets:
Deferred charges and other assets	334,452	346,617
Deferred income taxes	517,700	648,000
Investments available for sale-at fair value	8,339,141	8,076,728
Other equity investments-at cost	6,277,300	6,177,300

	15,468,593	15,248,645

	$81,370,148	$79,213,184

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Accounts payable	$5,881,446	$5,313,767
Other accrued liabilities	2,035,885	1,973,554
Accrued payroll and related employee benefits	1,276,844	1,171,646

Total current liabilities	9,194,175	8,458,967
Long-term debt	5,000,000	5,000,000

	14,194,175	13,458,967

Shareowners’ Equity:
Common stock, no par value, 5,000,000 shares authorized, shares issued and outstanding at September 30, 2003 and June 30, 2003 - 998,691	4,576,050	4,576,050
Retained earnings	61,494,923	60,241,067
Accumulated other comprehensive income	1,105,000	937,100

	67,175,973	65,754,217

	$81,370,148	$79,213,184

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,

	2003	2002

Revenues:
Sales	$18,636,787	$19,268,638
Vocational school revenues	1,749,370	1,769,089

	20,386,157	21,037,727

Operating Costs and Expenses:
Cost of sales	13,240,591	14,018,166
Vocational school expenses	1,236,929	1,204,729
Depreciation and amortization	2,010,633	2,192,992
General and administrative	2,226,268	2,306,916

	18,714,421	19,722,803

	1,671,736	1,314,924

Other income and expense:
Investment and other income	155,189	63,303
Interest expense	(36,069)	(70,900)

	119,120	(7,597)

Income before income taxes	1,790,856	1,307,327
Provision for income taxes	537,000	495,000

Net Income	$1,253,856	$812,327

Net Income Per Share — Basic and Diluted	$1.26	$0.79
Average shares outstanding — Basic and Diluted	998,691	1,026,692

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,

	2003	2002

Cash Flows from Operating Activities:
Net income	$1,253,856	$812,327
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,959,205	1,592,378
Amortization of routes and contracts	51,428	600,616
Losses on sale of property and equipment	3,577	5,516
Deferred income taxes	183,987	(164,200)
Unrealized loss in equity investment	150,000	150,000
Changes in operating assets and liabilities:
Accounts and notes receivable	(188,520)	(1,834,223)
Inventories	(279,452)	(272,542)
Prepaid expenses and other current assets	284,958	75,931
Accounts payable and accrued liabilities	735,208	2,222,984
Income taxes payable/receivable	—	(312,000)
Tax benefit applied to purchase of routes and contracts	—	140,000
Other assets	12,165	86,842

Net cash flows from operating activities	4,166,412	3,103,629

Cash Flows from Investing Activities:
Purchase of U.S. Treasury bills	—	(7,069,859)
Maturities of U.S. Treasury bills	4,500,317	13,100,828
Purchase of property and equipment	(3,490,776)	(1,890,608)
Purchase of waste recycling assets and routes and contracts	—	(3,500,000)
Proceeds from disposition of property and equipment	9,931	2,250
Purchase of investments available for sale	—	(6,045,308)
Purchase of other equity investments	(250,000)	(93,526)

Net cash flows from (used in) investing activities	769,472	(5,496,223)

Cash Flows from Financing Activities:
Proceeds from long-term bank borrowing	—	5,400,000
Redemption of Industrial Revenue Bonds	—	(6,000,000)
Proceeds from short-term bank line of credit	—	2,000,000
Repayment of short-term bank line of credit	—	(1,000,000)
Repurchases of common stock	—	(365,997)

Net cash flows from financing activities	—	34,003

Net increase (decrease) in cash and cash equivalents	4,935,884	(2,358,591)
Cash and cash equivalents at beginning of period	7,132,957	7,023,393

Cash and cash equivalents at end of period	$12,068,841	$4,664,802

Supplemental Disclosures:
Cash paid during the quarter for:
Interest	$36,069	$66,397
Income taxes	$14,735	$804,340

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2003

Note 1. Basis of Financial Statement Preparation

     The accompanying consolidated financial information of Scope Industries and its subsidiaries (“Scope” or the “Company”) should be read in conjunction with the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended June 30, 2003. The accompanying financial information includes all subsidiaries on a consolidated basis and all normal recurring adjustments that are considered necessary by the Company’s management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. Certain prior year balances have been reclassified to conform to current period presentation.

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

     Collection routes represent the value assigned upon purchase for a group of suppliers of raw materials in a similar geographic area from which the Company will derive a dependable source of raw materials. Collection routes are amortized over 3 to 5 years using the straight-line method. Certain tax deductions for tax goodwill amortization require that the income tax benefit realized from the tax goodwill amortization first reduce the carrying value of collection routes, related to the tax goodwill, until fully amortized. Contracts represent non-compete agreements that are recorded at cost and are amortized over 3 to 7 years using the straight-line method. Both collection routes and contracts represent businesses that were acquired from former competitors. Amortization expense for the quarter ended September 30, 2003 and 2002 was approximately $51,428 and $600,616, respectively. Amortization expense for the current year and next four years is estimated to be $205,700, $205,700, $35,700, $35,700 and $35,700.

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.

     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Quarter Ended September 30,

	2003	2002

Net income as reported	$1,253,856	$812,327
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(19,000)	(15,000)

Pro forma net income	$1,234,856	$797,327

Net income per share:
Basic and diluted — as reported	$1.26	$0.79
Basic and diluted — pro forma	$1.24	$0.78

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interest in variable interest entities obtained after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, this interpretation applies to the first fiscal year or interim period ending after December 15, 2003. The Company does not believe that the application of this interpretation will have an impact on the Company’s consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2003

Note 1. Basis of Financial Statement Preparation (continued)

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial statements.

Note 2. Purchase of Business

     On July 1, 2002, the Company, through its wholly owned subsidiary Scope Products, Inc., purchased the bakery waste recycling plant assets and routes and contracts of two processing facilities in California. The transaction was accounted for as a purchase of a business with the purchase price allocated as follows:

Plant equipment	$2,697,420
Routes and contracts	760,000
Other assets	42,580

Purchase price	$3,500,000

     The results of operation of the new businesses since July 1, 2002 are included in the accompanying consolidated statements of operations. In connection with the purchase, the Company also entered into a long-term lease for the two plant facilities with an option to purchase at a later date for $2,250,000.

Note 3. Treasury Securities

     Treasury securities consisted of the following:

	September 30,	June 30,
	2003	2003

Short-term:
At adjusted cost which approximates fair value	$1,994,737	$6,495,054
At par value	$2,000,000	$6,506,000

     At September 30, 2003, the Treasury securities are pledged as collateral for the $10,000,000 line of credit. The Company expects to replace the Treasury securities as collateral in the near future with real estate.

Note 4. Inventories

     Inventories consisted of the following:

	September 30,	June 30,
	2003	2003

Finished products	$478,313	$377,485
Raw materials	474,703	303,967
Operating supplies	180,049	172,161

	$1,133,065	$853,613

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2003

Note 5. Investments

     Investments consisted of the following:

		Gross Unrealized Gains
		Before Provision For
	Cost	Income Taxes	Fair Value

At September 30, 2003:
Equity securities — available for sale	$612,613	$1,715,107	$2,327,720	(a)
Short-term tax exempt mutual fund	6,000,000	11,421	6,011,421	(b)
Other equity securities	$6,277,300		$6,277,300	(c)

     Investments consisted of the following:

		Gross Unrealized Gains
		Before Provision For
	Cost	Income Taxes	Fair Value

At June 30, 2003:
Equity securities — available for sale	$612,613	$1,448,887	$2,061,500	(a)
Short-term tax exempt mutual fund	6,000,000	15,228	6,015,228	(b)
Other equity securities	6,177,300		6,177,300	(c)

(a)	Fair values for “Equity securities” available for sale are based upon quoted market prices, where available, at the reporting date.

(b)	Short-term tax-exempt mutual fund is pledged to the bank as collateral for the long-term bank debt of $5,000,000; interest earned from the fund is paid to the Company.

(c)	The Company holds shares and warrants in Chromagen, Inc., shares in Holl Technologies, Inc., Stamet, Inc., MetaProbe, Inc. and Myricom, Inc. that are classified as “Other equity securities”. The shares and warrants are not publicly traded and are carried at cost or adjusted cost, adjusted by the equity method of accounting for investments or management’s estimated value reflecting other than temporary losses. No quoted market prices are available for these securities.

Note 6. Debt

Short-term      The Company has a $3,000,000 line of credit with its bank that expires in January 2004. Interest on the line of credit is LIBOR plus 2% or Prime minus .25%. At September 30, 2003 and June 30, 2003 there was no outstanding balance against the short-term line of credit agreement. The Company has issued stand-by letters of credit ($1,100,000) against its short-term line of credit to three state workers’ compensation self-insurance funds guaranteeing payment to the state in the event the Company defaulted on its payment for insurance claims.

Long-term      The Company has a long-term note payable to a bank. The note bears interest, payable monthly, at LIBOR plus 1.125%. The Company entered into a one-year LIBOR contract at 1.250% on August 1, 2003. The note is due on July 31, 2007 and there are no prepayment penalties. The loan is collateralized by a $6,000,000 investment in a short-term tax-exempt mutual fund and the balance outstanding at September 30, 2003 and June 30, 2003 was $5,000,000.

Line of Credit      The Company has a $10,000,000 line of credit with a financial institution that expires on October 31, 2004. The line of credit will be used to support standby letters of credit for the issuance of tax-exempt Industrial Revenue Bonds (“IRB”) financing in New Jersey and Texas where the company is building new facilities for its waste recycling operations. Liquid assets collateralize obligations outstanding under the line of credit. The Company expects to subsitute certain real estate for collateral releasing the liquid assets in the near future.

Subsequent to quarter end, the Company issued $5,000,000 in 20-year tax-exempt Industrial Revenue Bonds through the New Jersey Economic Development Authority. Interest on the bonds varies weekly based upon the tax-exempt interest rate in the bond market. The bonds have a mandatory annual redemption of $250,000 starting on October 1, 2004 and are secured by a standby letter of credit. The Company, at its option, may retire the bonds at any time with no prepayment penalty.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2003

Note 7. Comprehensive income

	Three Months Ended
	September 30,

	2003	2002

Comprehensive income consisted of the following:
Net income	$1,253,856	$812,327

Unrealized holding gains on securities available for sale arising during the period, net of income taxes	167,900	22,285

Other comprehensive income	167,900	22,285

Comprehensive income	$1,421,756	$834,612

Note 8. Income Taxes

     For the three month period ended September 30, 2003, the effective rate for income taxes is 30% of the income before taxes and for the comparable three-month period last year the effective rate for income taxes is 38% of the income before taxes. The Company currently recognizes tax deductions for tax goodwill amortization in the tax provision, wherein last year the tax benefit related to the tax goodwill reduced the carrying value of collection routes. The determination of the income tax or benefit for income tax considers certain permanent differences between taxable income or loss and income or loss as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income or loss before income taxes and the provision or benefit for income taxes.

Note 9. Business Segment Information

	Three Months Ended
	September 30,

	2003	2002

Revenues:
Waste Material Recycling	$18,511,295	$19,186,114
Vocational School Group	1,749,370	1,769,089
Other	125,492	82,524

	$20,386,157	$21,037,727

Pre-tax Income:
Waste Material Recycling	$1,608,076	$1,289,954
Vocational School Group	171,290	198,078
Other	62,686	3,386
Corporate general and administrative expenses	(170,316)	(176,494)
Other income and (expense)	119,120	(7,597)

	$1,790,856	$1,307,327

     The majority of other income and expense is related to corporate level investment activities.

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
September 30, 2003

RESULTS OF OPERATIONS

     The Company recorded net income of $1,253,856, or $1.26 per share, for the quarter ended September 30, 2003, compared to the prior year’s first quarter net income of $812,327, or $0.79 per share. Total Company revenues for the first quarter ended September 30, 2003 were $20,386,157 compared to $21,037,727 for the comparable quarter last year. The 3% decrease in revenues for the current first quarter over the prior year’s comparable quarter was attributable to both the Waste Material Recycling and Beauty School segments.

     Waste Material Recycling segment revenues for the current quarter of $18,511,295 decreased $674,819 or 4% from the comparable quarter last year. The decrease was due primarily to a 7% decrease in volume that was offset by a 3% increase in the average selling price of recycled dried bakery products. The decrease in volume is due primarily to reduced raw material supplies from our vendors. The is the result of the consolidation within the bakery industry that has reduced the number of available vendors and the vendors have been able to extend their products shelf life with additional preservatives. The increase in the average selling price is attributed to the volatility in the commodity market. The selling price held relatively steady even though the average price of corn decreased during the quarter compared to the comparable quarter last year. Corn is a substitute feed supplement that competes directly with our dried bakery product. The average price of corn for the current quarter was approximately $2.15 per bushel, or a 12% decrease, when compared to $2.43 per bushel for the comparable quarter last year and $2.37 per bushel for the quarter ended June 30, 2003. The Waste Material Recycling segment generated pre-tax income before other income and expense in both the current quarter and the comparable quarter last year.

     Vocational School Group segment revenues for the current quarter of $1,749,370 decreased $19,719 or 1% from the comparable quarter last year. The decrease was due primarily to a slight decrease in enrollment at the schools. The Vocational School Group segment generated pre-tax income before other income and expense in the current quarter and the comparable quarter last year.

     General and administrative expenses for the Company decreased (3%) for the quarter ended September 30, 2003, as compared to the prior year quarter. The decrease is due primarily to lower expenses for workers’ compensation insurance due to self-insuring in various states, slightly lower payroll costs and lower outside professional services.

     Investment and other income for the quarter ended September 30, 2003, was $155,189 compared to $63,303 for the comparable quarter last year. Interest income of $93,295 from U.S. Treasury bills and money market accounts in the current quarter decreased from $151,437 for the comparable quarter last year primarily due to a lower interest rates being earned on the investment portfolio. During the current quarter the Company received a dividend of approximately $139,000 from one of its non-publicly traded equity investments. Offsetting investment and other income in both the current year and prior year were losses of $150,000 recognized on an investment accounted for by the equity method of accounting.

     Interest expense for the three months ended September 30, 2003, was $36,069 compared to $70,900 for the comparable quarter last year. The decrease in interest expense is related to lower outstanding debt and lower interest rates during the current quarter compared to the comparable quarter last year. Additionally, certain deferred costs related to the redeemed IRB were written off in the prior year. The Company’s outstanding debt at September 30, 2003 was $5,000,000 compared to $6,400,000 at September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used its cash principally to fund the purchases of capital equipment and investments and for working capital needs. The Company funded the cash requirements from both operations and investing activities. Subsequent to the end of the current quarter, the Company, through the New Jersey Economic Development Authority issued $5,000,000 in tax-exempt Industrial Revenue Bonds to help finance the construction of a new plant facility in that state. The Company is currently in process of applying within the state of Texas to issue $5,000,000 in tax-exempt Industrial Revenue Bonds to help finance construction of a new plant facility in that state. During the quarter the Company expended $3,490,776 for capital projects primarily within the Waste Material Recycling segment. Our working capital ratio of 2.4 to 1 at September 30, 2003 decreased when compared to the June 30, 2003 ratio of 2.6 to 1. The change in components of working capital is mainly attributed to the increases in Cash and cash equivalents, other current assets offset by the increases in current liabilities.

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
September 30, 2003

LIQUIDITY AND CAPITAL RESOURCES (continued)

Capital expenditures for fiscal 2004 are currently estimated at $9,000,000 to $12,000,000 depending upon when some of the capital projects are started and completed. The majority of capital expenditures are primarily for the Waste Material Recycling segment for new plant facilities in Texas and in New Jersey. The total cost of each new facility is estimated between $6,000,000 and $8,000,000. The Company believes that the combination of cash on hand, cash flow expected to be generated from operations and debt borrowings will be sufficient to fund planned investments and working capital requirements through fiscal 2005.

TAXES

     For the three month period ended September 30, 2003, the effective rate for income taxes is approximately 30% of pre-tax income compared to a effective income tax rate of 38% of pre-tax income for the comparable quarter last year. The Company currently recognizes deductions for tax goodwill amortization in the tax provision; wherein last year the tax benefit related to tax goodwill reduced the carrying value of the routes and contracts. The determination of the provision or benefit for income taxes considers certain permanent differences between taxable income and income as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income before income taxes and the provision for income taxes.

NEW ACCOUNTING STANDARDS

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interest in variable interest entities obtained after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, this interpretation applies to the first fiscal year or interim period ending after December 15, 2003. The Company does not believe that the application of this interpretation will have an impact on the Company’s consolidated financial statements.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this Management’s Discussion and Analysis of Results of Operations and Financial Condition that are not related to historical results are forward looking statements. Actual results may differ materially from those stated or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. Potential risk and uncertainties include, but are not limited to, general business conditions, unusual volatility in equity and interest rate markets and in competing commodity markets, disruptions in the availability or pricing of raw materials, transportation difficulties, changing governmental educational aid policies, or disruption of operations due to unavailability of fuels or from acts of God.

SCOPE INDUSTRIES AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AND DISCLOSURE CONTROLS AND PROCEDURES
September 30, 2003

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

     The Company’s primary market risk arises from the commodities market where corn is a substitute for its dried bakery products as an alternative feed supplement for animals. The Company acquires its raw material sources from bakeries and other vendors typically under contract and priced to follow the corn commodities market. As a result, when corn prices are low the Company must lower its selling prices to compete with alternative feed supplements and the cost of raw material supplies typically will decrease following the lower corn prices. However, competition for raw material suppliers is often more competitive in major market areas where the cost of raw materials is increased in order to maintain materials for production. The average price of corn over the last 25 years is approximately $2.50 per bushel. During the past five fiscal years the average price of corn was (2003) $2.37, (2002) $1.94, (2001) $1.80, (2000) $1.90 and (1999) $2.01, respectively. The lower average price of corn during the past five years is primarily due to record corn crops during those years. The average price of corn for the current quarter has decreased from the average price for the quarter ended June 30, 2003 of $2.37 to $2.15 per bushel based upon a higher projected corn crop by the Department of Agriculture due to good conditions in the corn producing states during the planting season.

     The Company minimizes its risk by investing its cash primarily in short-term U.S. Treasury securities and money market funds. The Company also has invested $6,000,000 in a Short-term Tax-Exempt Mutual Fund that is pledged as collateral for the $5,000,000 bank loan. Due to the nature of short-term tax-exempt securities, the value of the funds historically do not fluctuate with the securities market and retain much of their original cost basis.

     The Company, with respect to interest rate risk exposure on its debt, has elected to reduce its market risk by entering into a one-year LIBOR interest rate contract. At September 30, 2003, the Company has a LIBOR contract of 1.250% plus 1.125%, on its $5,000,000 bank loan. The LIBOR contract will expire on July 31, 2004. The Company, subsequent to quarter end issued $5,000,000 in tax-exempt IRB that typically bear interest at rates lower than LIBOR or prime. At October 23, 2003, the weekly interest rate on the IRB was 1.10%.

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

PART II. OTHER INFORMATION
SCOPE INDUSTRIES AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders.

     At the annual meeting of shareowners held on October 28, 2003, with 998,691 shares entitled to vote, 976,283 shares or 98% of those entitled to vote elected five directors to serve for the ensuing year and until their successors have been elected and qualified.

	Votes	Votes	Votes
Directors	For	Withheld	Abstained	Total

Babette Heimbuch	967,016	—	9,267	976,283
Robert Henigson	967,016	—	9,267	976,283
Meyer Luskin	967,016	—	9,267	976,283
William H. Mannon	967,016	—	9,267	976,283
Franklin Redlich	967,016	—	9,267	976,283

Item 5. Other Information.

     On October 28, 2003, the Company’s board of directors declared a regular dividend of $1.00 per share payable on January 6, 2004, to shareowners of record at November 21, 2003. Additionally, the board of directors selected the accounting firm of Deloitte & Touche LLP to be the Company’s auditors for the year ended June 30, 2004.

Item 6. Exhibits and Reports on Form 8-K.

     (A)  Exhibits:

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B)  No Form 8-K was filed for the quarter ended September 30, 2003.

PART II. OTHER INFORMATION (continued)
SCOPE INDUSTRIES AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOPE INDUSTRIES (Registrant)

Dated: November 13, 2003	/s/ Eric M. Iwafuchi

Eric M. Iwafuchi, Vice President Chief Financial Officer and Secretary