Form 10-Q
period 2003-12-31
SCOPE INDUSTRIES
filed 2004-02-13
CIK 87864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

[X]Yes [   ]No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

[  ]Yes [X]No

The number of shares of registrant’s common stock outstanding at February 6, 2004 was 998,691.

SCOPE INDUSTRIES AND SUBSIDIARIES

INDEX

Page

Part I. Financial Information:
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets - December 31, 2003 and June 30, 2003	3
Consolidated Statements of Operations - Three Months Ended December 31, 2003 and 2002	4
Consolidated Statements of Operations - Six Months Ended December 31, 2003 and 2002	5
Consolidated Statements of Cash Flows - Six Months Ended December 31, 2003 and 2002	6
Notes to Consolidated Financial Statements	7 - 11
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	12 - 16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Disclosure Controls and Procedures	17
Part II. Other Information:
Item 5. Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signatures	18

PART I. FINANCIAL INFORMATION

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$7,494,022	$7,132,957
Treasury bills	—	6,495,054
Accounts and notes receivable, less allowance for doubtful accounts of $495,788 at December 31, 2003 and $525,540 at June 30, 2003	5,504,595	5,049,924
Inventories	744,483	853,613
Deferred income taxes	566,600	737,000
Prepaid expenses and other current assets	1,078,144	1,570,669

Total current assets	15,387,844	21,839,217

Notes Receivable	560,090	553,794

Land, buildings and improvements held-for-sale (net)	1,352,980	805,480

Property and Equipment:
Machinery and equipment	65,267,171	59,243,580
Land, buildings and improvements	19,557,051	20,604,736

	84,824,222	79,848,316
Less accumulated depreciation and amortization	42,015,209	39,636,554

	42,809,013	40,211,762

Collection Routes and Contracts, less accumulated amortization of $9,195,864 at December 31, 2003 and $9,093,007 at June 30, 2003.	451,429	554,286

Other Assets:
Non-appropriated funds – IRB	4,906,358	—
Restricted cash and investments	11,081,193	—
Deferred charges and other assets	103,054	346,617
Deferred income taxes	502,400	648,000
Investments available for sale-at fair value	2,486,110	8,076,728
Other equity investments-at cost	6,378,800	6,177,300

	25,457,915	15,248,645

	$86,019,271	$79,213,184

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Accounts payable	$4,751,450	$5,313,767
Current portion of Industrial Revenue Bond	250,000	—
Dividends payable	998,691	—
Other accrued liabilities	2,011,326	1,973,554
Accrued payroll and related employee benefits	976,802	1,171,646

Total current liabilities	8,988,269	8,458,967
Long-term debt	9,750,000	5,000,000

	18,738,269	13,458,967

Shareowners’ Equity:
Common stock, no par value, 5,000,000 shares authorized, shares issued and outstanding at December 31, 2003 and June 30, 2003 - 998,691	4,576,050	4,576,050
Retained earnings	61,508,352	60,241,067
Accumulated other comprehensive income	1,196,600	937,100

	67,281,002	65,754,217

	$86,019,271	$79,213,184

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,

	2003	2002

Revenues:
Sales	$18,198,003	$19,379,194
Vocational school revenues	1,910,005	1,716,419

	20,108,008	21,095,613

Operating Costs and Expenses:
Cost of sales	13,291,583	14,051,609
Vocational school expenses	1,224,365	1,187,155
Depreciation and amortization	1,852,521	2,395,129
General and administrative	2,336,223	2,593,473

	18,704,692	20,227,366

	1,403,316	868,247

Other income and expense:
Investment and other income	105,398	1,402,634
Interest expense	(46,594)	(61,996)

	58,804	1,340,638

Income before income taxes	1,462,120	2,208,885
Provision for income taxes	(450,000)	(810,000)

Net Income	$1,012,120	$1,398,885

Net Income Per Share – Basic and Diluted	$1.01	$1.37
Average shares outstanding – Basic and Diluted	998,691	1,023,167

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	December 31,

	2003	2002

Revenues:
Sales	$36,834,790	$38,647,832
Vocational school revenues	3,659,375	3,485,508

	40,494,165	42,133,340

Operating Costs and Expenses:
Cost of sales	26,532,174	28,069,775
Vocational school expenses	2,461,294	2,391,884
Depreciation and amortization	3,863,154	4,588,121
General and administrative	4,562,491	4,900,389

	37,419,113	39,950,169

	3,075,052	2,183,171

Other income and expense:
Investment and other income	260,587	1,465,937
Interest expense	(82,663)	(132,896)

	177,924	1,333,041

Income before income taxes	3,252,976	3,516,212
Provision for income taxes	(987,000)	(1,305,000)

Net Income	$2,265,976	$2,211,212

Net Income Per Share – Basic and Diluted	$2.27	$2.16
Average shares outstanding – Basic and Diluted	998,691	1,024,673

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,

	2003	2002

Cash Flows from Operating Activities:
Net income	$2,265,976	$2,211,212
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,760,297	3,386,894
Amortization of contracts and routes	102,857	1,201,227
Gains on sales of property and equipment	(156,092)	(1,385,637)
Deferred income taxes	169,925	(79,710)
Unrealized loss in equity investment	300,000	311,000
Changes in operating assets and liabilities:
Accounts and notes receivable	(460,967)	(1,428,268)
Inventories	109,130	104,305
Prepaid expenses and other current assets	492,525	(851,325)
Accounts payable and accrued liabilities	(719,389)	1,377,481
Income taxes payable	—	(772,000)
Tax benefit applied to collection routes and contracts	—	280,000
Other assets	243,563	128,811

Net cash flows from operating activities	6,107,825	4,483,990

Cash Flows from Investing Activities:
Purchase of U.S. Treasury bills	—	(13,156,548)
Maturities of U.S. Treasury bills	4,497,272	19,173,828
Purchase of property and equipment	(6,982,206)	(4,654,998)
Proceeds from disposition of property and equipment	233,250	1,437,694
Purchase of waste recycling assets and routes and contracts	—	(3,500,000)
Purchase of investments available for sale	—	(6,054,766)
Purchase of other equity investments	(501,500)	(393,526)
Non-appropriated bond fund proceeds held by Trustee	(4,906,358)	—

Net cash flows used in investing activities	(7,659,542)	(7,148,316)

Cash Flows from Financing Activities:
Proceeds from bank borrowings	—	7,400,000
Proceeds from New Jersey Industrial Revenue Bonds	5,000,000	—
Restricted cash	(3,087,218)	—
Redemption of Georgia Industrial Revenue Bonds	—	(6,000,000)
Repayment of bank borrowings	—	(2,000,000)
Repurchases of common stock	—	(614,172)

Net cash flows from (used in) financing activities	1,912,782	(1,214,172)

Net increase (decrease) in cash and cash equivalents	361,065	(3,878,498)
Cash and cash equivalents at beginning of period	7,132,957	7,023,393

Cash and cash equivalents at end of period	$7,494,022	$3,144,895

Supplemental Disclosures:
Cash paid during the six months for:
Interest	$82,663	$132,896
Income taxes	$604,858	$1,886,590

Cash dividends of $998,961 and $1,023,167 were declared and unpaid at December 31, 2003 and December 31, 2002.

The accompanying notes are an integral part of these consolidated financial statements.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2003

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

     Collection routes represent the value assigned upon purchase for a group of suppliers of raw materials in a similar geographic area from which the Company will derive a dependable source of raw materials. Collection routes are amortized over 3 to 5 years using the straight-line method. Certain tax deductions for tax goodwill amortization require that the income tax benefit realized from the tax goodwill amortization first reduce the carrying value of collection routes, related to the tax goodwill, until fully amortized. Contracts include non-compete agreements that are recorded at cost and are amortized over 3 to 7 years using the straight-line method. Both collection routes and contracts represent businesses that were acquired from former competitors. Amortization expense for the quarter and six months ended December 31, 2003 and 2002 was $51,429 and $600,611 and $102,857 and $1,201,227, respectively. Amortization expense for the current year and next four years is estimated to be approximately $205,700, $205,700, $35,700, $35,700 and $35,700.

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

	Six Months Ended December 31,

	2003	2002

Net income as reported	$2,265,976	$2,211,212
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(38,000)	(30,200)

Pro forma net income	$2,227,976	$2,181,012

Net income per share:
Basic and diluted – as reported	$2.27	$2.16
Basic and diluted – pro forma	$2.23	$2.13

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2003

Note 1. Basis of Financial Statement Preparation (continued)

     In December 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. For special-purpose entities, this interpretation applies to the first fiscal year or interim period ending after December 15, 2003. For all other variable interest entities, this interpretation applies to the first period ending after December 15, 2004. The Company does not believe that the application of this interpretation will have an impact on the Company’s consolidated financial statements.

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

Note 3. Treasury Securities

	December 31,	June 30,
	2003	2003

Treasury securities consisted of the following:
Short-term treasury bills:
At adjusted cost which approximates fair value	$1,997,782	$6,495,054
At par value	2,000,000	6,506,000

At December 31, 2003, the Treasury securities are pledged as collateral for the $10,000,000 line of credit and included in the line Restricted cash and investments, on the December 31, 2003, consolidated balance sheet. Real estate is expected to replace the Treasury securities as collateral.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2003

Note 4. Inventories

	December 31,	June 30,
	2003	2003

Inventories consisted of the following:
Finished products	$287,202	$377,485
Raw materials	271,359	303,967
Operating supplies	185,922	172,161

	$744,483	$853,613

Note 5. Land, Buildings and Improvements Held for Sale

     The Company has vacant land and idled processing facilities for sale. The processing facilities are available for sale due to the construction of new plant facilities in Georgia and Texas, where the new plant in Georgia replaced, and the new plant in Texas will replace, two existing plants each within the same geographical areas. During the current year an idled facility was sold for a gain of approximately $142,700 compared to a gain of approximately $1,387,500 from the sale of idled property in the prior year.

Note 6. Investments

		Gross Unrealized Gains
		Before Provision For
	Cost	Income Taxes	Fair Value

Investments consisted of the following:
At December 31, 2003:
Equity securities - available for sale	$612,613	$1,873,497	$2,486,110	(a)
Short-term tax exempt mutual fund	6,000,000	(3,807)	5,996,193	(b)
Other equity securities	6,378,800		6,378,800	(c)

		Gross Unrealized Gains
		Before Provision For
	Cost	Income Taxes	Fair Value

Investments consisted of the following:
At June 30, 2003:
Equity securities - available for sale	$612,613	$1,448,887	$2,061,500	(a)
Short-term tax exempt mutual fund	6,000,000	15,228	6,015,228	(b)
Other equity securities	6,177,300		6,177,300	(c)

(a)	Fair values for “Equity securities” available for sale are based upon quoted market prices at the reporting date.

(b)	The investment in the short-term tax-exempt mutual fund is pledged to the bank as collateral for the long-term bank debt of $5,000,000; interest earned from the fund is paid to the Company. Fair value is based upon quoted market prices at the reporting date. The investment is included on the December 31, 2003, consolidated balance sheet in the line, restricted cash and investments.

(c)	The Company holds shares in Chromagen, Inc., Stamet, Inc., MetaProbe, Inc., Myricom, Inc. and Holl Technologies, Inc. that are classified as “Other equity securities”. The shares are not publicly traded and are carried at cost or adjusted cost. Certain of these securities are adjusted based on the equity method of accounting or based on management’s estimates reflecting reductions in value that are other than temporary. No quoted market prices are available for these securities.

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2003

Note 7. Debt

     Lines of Credit: The Company has a $10,000,000 line of credit with a financial institution that expires on October 31, 2004. The line of credit was used to support a $5,000,000 standby letter of credit for the issuance of tax-exempt Industrial Revenue Bonds (“IRB”) financing in New Jersey where the company is building a new facility. The remaining $5,000,000 will be used before fiscal year-end to support a standby letter of credit for the issuance of a tax-exempt IRB for Texas where the company has recently completed a new facility for its waste recycling operations. Cash and treasury bills collateralize the utilized $5,000,000 portion of the line of credit. The Company is in process of substituting real estate for collateral to release the liquid assets.

     The Company has a $3,000,000 line of credit with a bank that expires in January 2005. Interest on the line of credit is LIBOR plus 2% or Prime minus .25%. At December 31, 2003 and June 30, 2003 there was no outstanding balance against the short-term line of credit agreement. The Company has issued stand-by letters of credit ($1,050,000) against its short-term line of credit to three state workers’ compensation self-insurance funds guaranteeing payment to the state in the event the Company defaults on its payment for insurance claims.

     Long-term: On August 1, 2002, the Company redeemed its $6,000,000 tax exempt IRB. In connection with the redemption of the IRB, the Company entered into a long-term five-year note with its bank. The financing agreement requires, as collateral, a short-term tax-exempt mutual fund where the value of the mutual fund is at least 91% of the outstanding balance. The note bears interest, payable monthly, at LIBOR plus 1.125%. The Company entered into a one-year LIBOR contract at 1.250% on August 1, 2003. The note is due on July 31, 2007 and there are no prepayment penalties. The loan balance outstanding at both December 31, 2003 and June 30, 2003 was $5,000,000.

     During the current quarter the Company issued $5,000,000 in 20-year tax-exempt IRB through the New Jersey Economic Development Authority. Interest on the bonds varies weekly based upon the tax-exempt interest rate in the bond market. The interest rate at December 31, 2003 was 1.350%. The bonds have a mandatory annual redemption of $250,000 starting on October 1, 2004 and are secured by a standby letter of credit. The Company, at its option, may retire the bonds at any time with no prepayment penalty.

	December 31,	June 30,
	2003	2003

Long-term debt consisted of the following:
Long-term bank note	$5,000,000	$5,000,000
Industrial Revenue Bonds (New Jersey)	5,000,000	—

	10,000,000	5,000,000
Less: Current portion of Industrial Revenue Bonds	(250,000)	—

Long-term debt	$9,750,000	$5,000,000

Note 8. Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Comprehensive income consisted of the following:
Net income	$1,012,120	$1,398,885	$2,265,976	$2,211,212

Unrealized holding gains on securities available for sale arising during the period, net of income taxes	91,600	382,800	259,500	405,085

Total other comprehensive income	91,600	382,800	259,500	405,085

Comprehensive income	$1,103,720	$1,781,685	$2,525,476	$2,626,297

SCOPE INDUSTRIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2003

Note 9. Income Taxes

     For the six-month periods ended December 31, 2003 and December 31, 2002, the effective rate for income taxes is 30% and 37%, respectively, of the income before taxes. The Company currently recognizes tax deductions for tax goodwill amortization in the tax provision, wherein last year the tax benefit related to the tax goodwill reduced the carrying value of collection routes. The determination of the income tax or benefit for income tax considers certain permanent differences between taxable income or loss and income or loss as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income and loss before income taxes and the provision or benefit for income taxes.

Note 10. Business Segment Information

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Operating Sales and Revenues:
Waste Material Recycling	$18,125,536	$19,277,819	$36,636,831	$38,463,933
Vocational School Group	1,910,005	1,716,419	3,659,375	3,485,508
Other	72,467	101,375	197,959	183,899

	$20,108,008	$21,095,613	$40,494,165	$42,133,340

Income before Income Taxes:
Waste Material Recycling	$3,093,286	$2,950,608	$6,464,899	$6,072,682
Vocational School Group	633,434	468,801	1,093,324	973,427
Other	12,819	31,311	79,320	37,451
General and administrative expenses	(2,336,223)	(2,593,473)	(4,562,491)	(4,900,389)
Other income and expense	58,804	1,340,638	177,924	1,333,041

	$1,462,120	$2,208,885	$3,252,976	$3,516,212

     The majority of investment and interest income is related to corporate level investment activities and gains from the sale of idle property.

Note 11 Sale of Subsidiary

     The Company has a tentative agreement to sell its Vocational School Group. The transaction, which is scheduled to close in March 2004, is subject to the buyer completing normal due diligence procedures and receiving various federal and state regulatory approvals (“post-closing approvals”). The buyer can terminate the proposed transaction, without penalty, at any time prior to closing. Additionally, the agreement provides that if, within 90 days after the closing, the buyer does not obtain the necessary post-closing approvals, the buyer shall have the right to rescind the transaction and receive back any consideration paid.

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
December 31, 2003

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements herein, that are not related to historical results, including anticipated new plant openings, trends in or expectations regarding Scope Industries growth, operating expenses, capital expenditures, and net earnings, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to corn prices, commodity prices of certain animal fats, availability and prices of bakery waste and other raw materials, impact of dietary fads stressing low carbohydrates on raw material sources, successful execution of internal performance and expansion plans, fluctuations in the economy and the impact of competitors’ initiatives. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Users should not place undue reliance on the forward-looking statements, whether as a result of new information, future events or otherwise. Potential risk and uncertainties include, but are not limited to, general business conditions, unusual volatility in equity and interest rate markets and in competing commodity markets, disruptions in the availability or pricing of raw materials, transportation difficulties, changing governmental educational aid policies, or disruption of operations due to unavailability of fuels or from acts of God.

     This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

MANAGEMENT’S OVERVIEW

     Historically, the primary factor impacting changes in the Company’s revenue has been the price of corn, availability of raw materials and the acquisition of competitors businesses. Corn and certain animal fats are direct substitutes for the Company’s dried bakery products produced by the waste recycling segment, which approximates 90% of the Company’s annual revenues. As such, depending upon the commodity market pricing, given the same relative sales volume, waste-recycling revenues can vary significantly. As an example of the pricing volatility of corn, during the Company’s fiscal year ended June 30, 1996 the average price of a bushel of corn was $3.60 and for the fiscal year ended June 30, 2001 the average price of a bushel of corn was $1.80, a decrease of 50%. The average price of a bushel of corn for fiscal year end June 30, 2003 was $2.37 as compared to an average of $2.20 during the past six months. The volatility in corn prices depends upon both domestic and international corn crop harvests and estimated demand.

     During the past few years there has been a consolidation within the bakery industry, bakeries have been adding more preservatives into their products to enhance shelf life and have implemented better production practices thereby reducing the amount of excess waste material available. The Company has been able to acquire competitors businesses or purchase collection routes to help compensate for the reduction in raw material volume caused by the above factors.

     The Company has established a capital expansion program to build new plants to replace older plants within a geographic area thereby substantially reducing costs. New plants in Illinois (2000) and Georgia (2002) have been completed and are operating. A new plant in Texas was completed in February of 2004 and currently under construction is a plant in New Jersey that will be completed by the end of the calendar year. The Company is also replacing older plant equipment and transportation equipment to help increase production efficiency and lower transportation costs. Since the Company has limited ability to control its revenue growth due to the influence of corn pricing, the Company attempts to control its costs through cost reduction programs.

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
December 31, 2003

RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 and 2002:

     The Company had net income of $1,012,120, or $1.01 per share, for the second quarter ended December 31, 2003, compared to the prior year’s second quarter net income of $1,398,885, or $1.37 per share. Company revenues for the second quarter ended December 31, 2003 were $20,108,008 compared to $21,095,613 for the comparable quarter last year. The 5% decrease in revenues for the second quarter over the prior year’s comparable quarter was attributable to a decrease in sales for the Waste Material Recycling segment.

     Waste Material Recycling segment sales for the current quarter decreased approximately $1,152,300 or 6% from the comparable quarter last year. The change was due to a decrease of 4% in sales volume and to a 3% decrease in the average selling price of recycled dried bakery products. The decrease in sales volume is due to the decreased availability of raw materials due to bakeries adding more preservatives into their products for longer shelf life and the popularity of recent diet fads stressing low carbohydrates. The decrease in the average selling price is attributed to the volatility in the commodity market due to changes in future estimates in the volume of corn crops, both domestically and internationally. Corn is an alternate substitute feed supplement that competes directly with our dried bakery product. The average price of corn for the current quarter was approximately $2.25 per bushel, or a 5% decrease when compared to $2.36 per bushel for the comparable quarter last year. The Waste Material Recycling segment generated increased pre-tax income before Investment and other income in the current quarter due primarily to reduced raw material costs and improved production efficiencies from new capital equipment.

     Vocational School Group revenues increased approximately $193,600 or 11% from the comparable quarter last year due primarily to an increase in tuition fees charged to new students. The total number of students at the end of the current quarter is the same as last year with a slightly larger count in the beautician program and fewer in the manicurist program than the prior year. The Vocational School Group had pre-tax income for both the current quarter and the comparable quarter of last year.

     The Company has a tentative agreement to sell its Vocational School Group. The transaction, which is scheduled to close in March 2004, is subject to the buyer completing normal due diligence procedures and receiving various federal and state regulatory approvals (“post-closing approvals”). The buyer can terminate the proposed transaction, without penalty, at any time prior to closing. Additionally, the agreement provides that if, within 90 days after the closing, the buyer does not obtain the necessary post-closing approvals the buyer shall have the right to rescind the transaction and receive back any consideration paid.

     General and administrative expenses for the Company decreased $257,250 or 10% for the quarter ended December 31, 2003, as compared to the prior year quarter. The decrease is due primarily to smaller bonuses paid to executive management in the current quarter compared to last year. The other increases and decreases in expenses are not significant when viewed individually compared to the comparable quarter last year.

     Investment and other income for the quarter ended December 31, 2003, was $105,398 compared to $1,402,634 for the comparable quarter last year. During the current quarter the Company recognized a gain of approximately $142,700 from the sale of idle property held for sale. In the comparable quarter last year the Company recognized a gain of approximately $1,387,500 from the sale of idle property no longer being utilized in the Waste Material Recycling operations. Interest income of $87,854 from U.S. Treasury bills and money market accounts in the current quarter decreased from $151,437 for the comparable quarter last year primarily due to lower interest rates and a smaller investment portfolio. Offsetting the above investment and other income in the current quarter were losses of $150,000 recognized on an investment accounted for by the equity method of accounting compared to $161,000 during the same period last year.

     Interest expense for the three months ended December 31, 2003, was $46,594 compared to $61,996 for the comparable quarter last year. The decrease in interest expense is related primarily to lower interest rates.

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
December 31, 2003

RESULTS OF OPERATIONS

Six Months Ended December 31, 2003 and 2002:

     The Company had net income of $2,265,976, or $2.27 per share, for the six months ended December 31, 2003, compared to the previous year’s six months net income of $2,211,212, or $2.16 per share. Total Company revenues for the six months ended December 31, 2003 were $40,494,165 compared to $42,133,340 for the comparable period last year. The 4% decrease in revenues for the current six months over the prior year’s comparable period was attributable to the Waste Material Recycling segment.

     Waste Material Recycling segment sales for the current six months decreased approximately $1,827,100 or 5% from the comparable period last year. The decrease was due primarily to a decrease of 6% in sales volume while the average selling price of recycled dried bakery products remained comparable to the average six months last year. Raw material volume for the current six months decreased 8% from last year’s volume during the comparable period. The decreased volume in raw materials can be attributed to bakeries adding more preservatives into their products for longer shelf life and the popularity of recent diet fads stressing low carbohydrates. The average selling price remaining comparable to last year is primarily attributed to the volatility in the commodity market as certain animal grade fat items pricing increased significantly during the current six months. The increase in animal grade fat items helped maintain the pricing of dried bakery products despite the decrease in average price of corn for the six months of $2.20 per bushel compared to $2.40 per bushel for the comparable six months last year, a decrease of 8%. The Waste Material Recycling segment generated operating profit in both the current six months and in the comparable six months last year due primarily to reduced raw material costs and improved production efficiencies from new capital equipment.

     Vocational School Group revenues increased 5% from the comparable six months last year due primarily to increased tuition fees charged to new students. Student enrollment was slightly higher during the current six months when compared to the comparable period last year. The Vocational School Group had operating income for both the current six months and for the comparable six months last year. As indicated above, the Company has a tentative agreement to sell its Vocational School Group.

     General and administrative expenses for the Company decreased 7% for the six months ended December 31, 2003, as compared to the prior year six months. The decrease is due primarily to lower bonus payments when compared to the prior year. The remaining increases and decreases in expenses are not significant when viewed individually compared to the comparable period last year.

     Investment and other income for the six months ended December 31, 2002, was $260,587 compared to $1,465,937 for the comparable six months last year. Included in investment and other income for the current six months and comparable period last year were gains of approximately $142,700 and $1,493,400 from the sale of idle property and equipment in the Waste Material Recycling segment. Interest and dividend income from investments and money market accounts during the current six months compared to the comparable six months last year were $319,899 and $283,495, respectively. The increase in interest and dividend income was primarily due to dividends received from an investment offset by a decrease in interest income due to a smaller interest bearing investment portfolio and by lower interest rates. Offsetting the above investment and other income during the current and prior year six months were losses of approximately $300,000 and $311,000 recognized on an investment accounted for by the equity method of accounting.

     Interest expense for the six months ended December 31, 2003, was $82,663 compared to $132,896 for the comparable six months last year. The decrease in interest expense is related primarily to lower interest rates.

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
December 31, 2003

LIQUIDITY AND CAPITAL RESOURCES

     The Company has used its cash principally to fund purchases of capital equipment and investments, and for working capital needs. The Company funded its cash requirements principally from operations and long-term debt borrowings. During the current six months the Company issued $5,000,000 of tax-exempt Industrial Revenue Bonds (“IRB”) in New Jersey to help finance the construction of a new plant being built in Perth Amboy. The Company is planning on issuing $5,000,000 of tax-exempt IRB in Texas before fiscal year-end to help finance the construction of the new plant that was completed in February 2004. During the current six months the Company expended $6,982,206 for capital projects primarily within the Waste Material Recycling segment. The working capital ratio of 1.7 to 1 at December 31, 2003 decreased when compared to the June 30, 2003 ratio of 2.6 to 1. The change in components of working capital is mainly attributed to the reduction in Treasury securities, increases in other current liabilities and reclassification of $5,085,000 of restricted cash and treasury bills from current assets to long-term assets. Capital expenditures for all of fiscal 2004 are currently estimated at $9,000,000 to $12,000,000 depending upon when some of the capital projects are started. The majority of capital expenditures are for the Waste Material Recycling segment plant facilities in Texas and New Jersey. The cost of each new facility is estimated at $6,000,000. The Company believes that the combination of cash on hand, IRB financings and cash flow expected to be generated from operations will be sufficient to fund planned capital investments and working capital requirements through fiscal 2005. The Company has pledged cash and treasury bills as collateral for a line of credit for the issuance of letters of credit to support the IRB financings and at December 31, 2003 a combination of cash and treasury bills totaling $5,085,000 was restricted. Additionally, the Company has an investment in a mutual fund that is pledged as collateral for the Company’s long-term note, the value of the investment at December 31, 2003 was $5,996,193. The Company is in process of substituting real estate for the restricted cash and treasury bills. The Company is continually reviewing options to finance major capital projects through tax-exempt Industrial Revenue Bonds or long–term bank loans taking advantage of current low interest rates.

Contractual Obligations

	PAYMENT DUE BY PERIOD

		LESS THAN	1-3	3-5	MORE THAN
Contractual Obligations	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS

Long Term Debt Obligations	$10,000,000	$250,000	$5,500,000	$500,000	$3,750,000
Operating Lease Obligations	$4,218,300	$987,000	$2,031,000	$1,200,000	$0
Purchase Obligations	$6,300,000	$6,300,000	$0	$0	$0
Total	$20,518,300	$7,537,000	$7,531,000	$1,700,000	$3,750,000

Operating lease obligations of the Vocational School Group included in the above table are as follows:
Vocational School Group
Operating Lease Obligations	$2,543,200	$607,500	$995,500	$940,200	$0

     The Company has committed to purchase obligations in the construction of two waste recycling facilities. The plant in Texas was recently completed in February 2004 and the Company anticipates by the end of this calendar year completing the plant in New Jersey.

CRITICAL ACCOUNTING ESTIMATES

     The preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of certain accounting estimates considered critical by the Company.

     Accrued self-insurance. The Company is self-insured for workers’ compensation in many states where it does business. As a result of the self-insurance, the Company must make estimates as to its current and future liabilities resulting from workers’ injuries. The Company uses outside consultation and third party administrators in reviewing its liability. These reviews involve estimated extent of injury, length of disability, cost of medical procedures and rehabilitation costs. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

     Other equity investments. The Company holds shares in companies that are not publicly traded and for which quoted market prices are not available. These investments are carried at cost or adjusted cost. Certain of these costs are adjusted based upon management’s estimates reflecting reductions in value that are considered other than temporary. One investment is accounted for by the equity method of accounting.

SCOPE INDUSTRIES AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
December 31, 2003

TAXES

     For the six-month periods ended December 31, 2003 and December 31, 2002, the effective rate for income taxes is 30% and 37%, respectively, of the income before taxes. The Company currently recognizes tax deductions for tax goodwill amortization in the tax provision, wherein last year the tax benefit related to the tax goodwill reduced the carrying value of collection routes. The determination of the income tax or benefit for income tax considers certain permanent differences between taxable income or loss and income or loss as reported using accounting methods generally accepted in the United States of America. Those differences sometimes cause distortions in the relationships between income and loss before income taxes and the provision or benefit for income taxes.

NEW ACCOUNTING STANDARDS

     In December 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. For special-purpose entities, this interpretation applies to the first fiscal year or interim period ending after December 15, 2003. For all other variable interest entities, this interpretation applies to the first period ending after December 15, 2004. The Company does not believe that the application of this interpretation will have an impact on the Company’s consolidated financial statements.

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

SCOPE INDUSTRIES AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AND DISCLOSURE CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

The Company’s primary market risk results from the commodities market where corn and certain animal grade fat items can be substituted for its dried bakery products as an alternative feed supplement for animals. The Company also acquires its raw material sources from bakeries and other vendors typically under contract and priced to follow the corn commodities market. As a result, when corn prices are low the Company must lower its selling prices to compete with alternative feed supplements and the cost of raw material supplies typically will decrease following the lower corn prices. However, demand for raw material suppliers is often more competitive in major market areas where the cost of raw materials increases in order to maintain adequate supplies of materials for production. Dietary concerns about high carbohydrate intake by popular diets have impacted the bakery industry reducing the sale of bakery products nation wide and in turn reducing the amount of available surplus raw materials. The average price of corn over the last 25 years has been approximately $2.50 per bushel. During the past five fiscal years the average price of corn was $2.37, $1.94, $1.80, $1.90 and $2.01, in 2003, 2002, 2001, 2000 and 1999, respectively. The decrease from the historical average is due primarily to record corn crops during those years. The average price of corn for the first six months of the current year has decreased to $2.20 per bushel from last fiscal years average price of $2.37 based upon a higher projected corn crop by the Department of Agriculture due to favorable conditions in the corn producing states during the planting season. Recently, the projected corn crop in the United States and worldwide was reduced by the Department of Agriculture. As a result of the latest forecast the average price of corn during the month of January rose to $2.52 per bushel.

The Company maintains cash and cash equivalents and liquid securities that expose the Company to interest rate risk and market risk. The Company minimizes its risk by investing its cash primarily in short-term U.S. Treasury bill and money market accounts. Additionally, the Company invested $6,000,000 in a Short-term Tax-Exempt Mutual Fund that is pledged as collateral for a $5,000,000 bank loan. Due to the nature of the short-term tax-exempt securities held, the Mutual Fund value historically does not fluctuate with the securities market retaining much of its original cost basis.

The Company, with respect to interest rate risk exposure on its debt, has elected to reduce its market risk by entering into LIBOR interest rate contracts on a long-term basis. Currently the Company has entered into a one year LIBOR contract of 1.25%, plus 1.125% for the interest on its $5,000,000 bank loan. The interest rate risk exposure on the Company’s IRB is minimized as interest is at lower paying tax-exempt interest rates.

Item 4. Controls and Procedures:

(a)	Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures are effective, as of the end of the quarterly period covered by this report in ensuring that material information relating to Scope Industries, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal control over financial reporting.

There have been no significant changes in the Company’s internal controls over financial reporting during its most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
SCOPE INDUSTRIES AND SUBSIDIARIES

Item 5. Other Information.

On October 28, 2003, the Company’s board of directors declared a regular dividend of $1.00 per share payable on January 6, 2004, to shareowners of record at November 21, 2003. There were 998,691 shares of common stock outstanding at the record date.

Item 6. Exhibits and Reports on Form 8-K.

(A)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) No Form 8-K was filed for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOPE INDUSTRIES

(Registrant)

Dated: February 12, 2004	/s/ ERIC M. IWAFUCHI
Eric M. Iwafuchi, Vice President
Chief Financial Officer and Secretary